Form 10-Q
period 2013-06-30
World Point Terminals, LP
filed 2013-09-20
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 333-189396

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri 63105

(Address of Principal Executive Offices)

(314) 889-9660

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On September 20, 2013, the Registrant had 16,485,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP Predecessor

Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Dollars in thousands)

	(Unaudited) June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$7,304	$7,893
Accounts receivable, net of allowances of $37 and $37 at June 30, 2013 and December 31, 2012, respectively	3,634	3,162
Accounts receivable – related parties	1,025	506
Income taxes receivable	340	160
Short-term investments	3,168	3,068
Prepaid insurance	554	861
Other current assets	1,127	976
Total current assets	17,152	16,626

Property, plant and equipment, net	136,665	116,440
Goodwill	377	377
Other assets	376	708
Total Assets	$154,570	$134,151

Liabilities and Member’s Equity
Current Liabilities
Accounts payable	$5,283	$4,304
Accrued liabilities	1,073	467
Due to affiliate companies	301	232
Interest rate swap	-	85
Current portion of long-term debt	8,098	8,991
Total current liabilities	14,755	14,079

Advances from affiliates	12,500	-
Other noncurrent liabilities	571	554
Deferred income taxes	-	1,088
Total liabilities	27,826	15,721

Commitments and contingencies	-	-

Member’s Equity
Common units (50,000 units authorized, issued and outstanding)	43,312	-
Retained earnings	72,426	-
Total member’s equity excluding noncontrolling interest	115,738	-
Shareholder’s Equity
Common shares (50,000 units authorized, issued and outstanding)	-	500
Additional paid in capital	-	42,812
Retained earnings	-	64,444
Total shareholder’s equity excluding noncontrolling interest	-	107,756
Noncontrolling interest	11,006	10,674
Total member’s equity	126,744	118,430
Total Liabilities and Member’s Equity	$154,570	$134,151

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP Predecessor

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2013 and June 30, 2012

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Third parties	$13,189	$13,457	$25,352	$27,078
Affiliates	7,729	5,253	14,552	10,809
	20,918	18,710	39,904	37,887

OPERATING EXPENSES
Operating expenses	5,094	4,991	12,200	10,341
Operating expense reimbursed to affiliates	981	867	1,650	1,739
Selling, general and administrative expenses	893	121	1,056	187
Selling, general and administrative expenses reimbursed to affiliates	515	515	1,029	1,029
Depreciation and amortization	4,489	3,773	8,358	7,546
Total operating expenses	11,972	10,267	24,293	20,842

INCOME FROM OPERATIONS	8,946	8,443	15,611	17,045

OTHER INCOME/(EXPENSE)
Interest expense	(46)	(120)	(137)	(281)
Interest and dividend income	56	25	108	48
(Loss)/gain on investments and other-net	(126)	(409)	664	(381)
Income before income taxes	8,830	7,939	16,246	16,431
(Benefit)/provision for income taxes	(889)	189	(643)	393
NET INCOME	9,719	7,750	16,889	16,038

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(243)	(328)	(447)	(694)
NET INCOME ATTRIBUTABLE TO UNITHOLDER	$9,476	$7,422	$16,442	$15,344

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO MEMBER	$189.52		$328.84
BASIC AND DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO SHAREHOLDER		$148.44		$306.88

WEIGHTED AVERAGE UNITS OR SHARES OUTSTANDING	50,000	50,000	50,000	50,000

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP Predecessor

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

 (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities
Net income	$16,889	$16,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,358	7,546
Benefit for deferred income taxes	(1,088)	-
(Gain)/loss on disposal of fixed assets	(13)	471
Gain on derivative instrument	(86)	(155)
(Gain)/loss on marketable securities	(567)	46
Changes in operating assets and liabilities:
Accounts receivable	(472)	(331)
Prepaid insurance	307	-
Other current assets and other assets	181	(244)
Accounts payable	911	1,210
Accrued liabilities	606	(311)
Income taxes receivable	(180)	(51)
Due to affiliated companies	(450)	681
Other noncurrent liabilities	17	16
Net cash provided by operating activities	24,413	24,916
Cash flows from investing activities
Purchase of short-term investments	(261)	(1,059)
Proceeds from the sale of short-term investments	726	361
Proceeds from the sale of fixed assets	13	-
Capital expenditures	(28,512)	(8,184)
Net cash used in investing activities	(28,034)	(8,882)
Cash flows from financing activities
Payments on long term debt	(893)	(1,786)
Proceeds from advances with affiliate	12,500	-
Distributions to unit holders	(8,575)	(1,142)
Net cash provided by/(used in) financing activities	3,032	(2,928)
Net change in cash and cash equivalents	(589)	13,106
Cash and cash equivalents at beginning of period	7,893	7,219
Cash and cash equivalents at end of period	$7,304	$20,325

Cash paid for interest	$625	$80
Cash paid for income taxes	$127	$124
Noncash investing transactions – property and equipment additions included in accounts payable	$758	$1,324

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP Predecessor

Condensed Consolidated Statements of Member’s Equity

For the Six Months Ended June 30, 2013

(Dollars in thousands)

(Unaudited)

	Member’s Equity Attributable to Center Point Terminal Company, LLC
	Shares/ Common Units	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
BALANCE – JANUARY 1, 2013	$500	$42,812	$64,444	$10,674	$118,430
Net income	-	-	16,442	447	16,889
Distributions to member	-	-	(8,460)	(115)	(8,575)
Conversion to a limited liability company	42,812	(42,812)	-	-	-
BALANCE – June 30, 2013	$43,312	$-	$72,426	$11,006	$126,744

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

1)	BUSINESS AND BASIS OF PRESENTATION

Organization

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). On August 14, 2013, the Partnership completed its initial public offering (the “Offering”) of 8,750,000 common units representing limited partner interests in the Partnership (“Common Units”). The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013. On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “WPT.” On September 11, 2013, the Partnership completed the sale of 1,312,500 Common Units at $20.00 per Common Unit pursuant to the full exercise of the underwriters’ option to purchase additional Common Units granted to them in the underwriting agreement dated August 8, 2013. World Point Terminals, LP Predecessor includes the assets, liabilities and results of operations of fourteen terminals and other assets located in the East Coast, Gulf Coast and Midwest, relating to the storage of light refined products, heavy refined products and crude oil, previously owned by Center Point Terminal Company, LLC, prior to its contribution to the Partnership in connection with the Offering. Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “we,” “our,” “us,” or similar expressions for time periods prior to the Offering refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP.

Basis of Presentation

These unaudited interim condensed consolidated financial statements for the Predecessor were prepared under the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Predecessor’s 2012 audited consolidated financial statements and related notes included in the Partnership’s Rule 424(b)(4) Prospectus filed with the SEC on August 9, 2013 (the “Prospectus”). The Predecessor’s financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

The Predecessor’s financial statements utilize the consolidation method of accounting for the Newark joint venture. As such, 100% of the Newark terminal’s assets, liabilities and results of operations have been included in the Company’s statements. The noncontrolling 49% ownership interest has been recorded in the financial statements of the Company as a separate line item in shareholder’s equity.

Effective June 30, 2013, the Predecessor converted from a corporation to a limited liability company. As a result, the Company is no longer subject to certain state and local income taxes. Pursuant to Accounting Standards Codification (“ASC”) Topic 740 – Income Taxes, the Company reversed the net deferred tax liabilities that existed at June 30, 2013 as a reduction of the Predecessor’s provision for income taxes.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and six months ended June 30, 2013 and 2012. Information for interim periods may not be indicative of the Predecessor’s operating results for the entire year.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

2)	INITIAL PUBLIC OFFERING

Initial Public Offering

On August 9, 2013, the Partnership’s Common Units began trading on the New York Stock Exchange under the ticker symbol “WPT.” On August 14, 2013, World Point Terminals, LP closed its initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit. On September 11, 2013, the Partnership completed the sale of 1,312,500 common units at a price to the public of $20.00 per unit.

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Predecessor, whereby the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 Common Units;

•	Our Parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 Common Units and the Partnership’s assumption of $14,100,000 of our parent’s debt;

•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in the Predecessor in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units representing limited partner interest in the Partnership (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the incentive distribution rights of the Partnership; and

•	the public, through the underwriters, contributed $77,435,000 in cash (or $72,498,519, net of the underwriters’ discounts and commissions of $4,936,481) to the Partnership in exchange for the issuance of 3,871,750 Common Units by the Partnership.

The net proceeds from the Offering, including the underwriters’ option to purchase additional Common Units, of approximately $97.1 million, after deducting the underwriting discount and the structuring fee, were used to: (i) pay transaction expenses related to the Offering and our new credit facility in the amount of approximately $4.4 million, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8.1 million, (iii) repay indebtedness owed to a related party of approximately $14.1 million, (iv) repay existing payables of approximately $4.3 million, (v) redeem 1,312,500 Common Units from our parent for approximately $24.6 million, (vi) distribute to CPT 2010 approximately $29.9 million, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12.0 million.

Revolving Credit Facility

On August 14, 2013, in connection with the closing of the Offering, our Predecessor entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions precedent, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases, not in contravention of law or the loan documents. In addition, the Credit Facility includes a sublimit of up to $20 million for swing line loans and permits the Predecessor to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal face amount not to exceed $20 million at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100 million. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of the Predecessor for amounts outstanding under the Credit Facility.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

Terminaling Services Agreements

In connection with the Offering, our Predecessor entered into a terminaling services agreement with Apex (the “Apex Terminaling Services Agreement”), pursuant to which Apex agreed to store light refined products at seven of the Partnership’s terminals. Predecessor also entered into a terminaling services agreement with Enjet, LLC (“Enjet”) (the “Enjet Terminaling Services Agreement” and together with the Apex Terminaling Service Agreements, the “Terminaling Services Agreements”), pursuant to which Enjet agreed to store residual oils at two of the Partnership’s terminals.

The initial term of the Terminaling Services Agreements with respect to each terminal is between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice.

Omnibus Agreement

In connection with the Offering, we entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner, our parent, CPT 2010, Apex and the Predecessor. This agreement addresses the following matters:

•	a right of first offer to acquire Apex’s existing terminaling assets and any terminaling assets that Apex may acquire or construct in the future if it decides to sell them;

•	a grant to us and our subsidiaries and the General Partner by our parent of a nontransferable, nonexclusive, royalty-free right and license to use the name “World Point Terminals” and related marks in connection with our business; and

•	an indemnity by our parent and CPT 2010 for certain environmental and other liabilities, and our obligation to indemnify our parent and CPT 2010 for events and conditions associated with the operation of our assets that occur after the Offering and for environmental liabilities related to our assets to the extent our parent and CPT 2010 is not required to indemnify it.

3)	FINANCIAL INSTRUMENTS

The Predecessor’s financial assets and liabilities consist primarily of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued liabilities, long-term debt (including current portion) and a derivative instrument.

The Predecessor has exposure to counterparty credit risk, liquidity risk, interest rate risk, currency risk and other price risk with its financial assets and liabilities. The Predecessor’s risk management program seeks to minimize potential adverse effects on the Predecessor’s financial performance and ultimately shareholder value. The Predecessor manages its risks and risk exposures through a combination of sound business practices, derivative instruments and a system of internal controls.

Credit Risk — Credit risk arises from cash held with banks, credit exposure to customers (including outstanding accounts receivable), and counterparty risk associated with certain of the Predecessor’s short-term investments and its derivative instrument.

Cash consists of bank balances. Credit risk associated with cash is minimized by substantially ensuring that these financial assets are held at high quality financial institutions.

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Predecessor’s credit risk arises from the possibility that a counterparty which owes the Predecessor money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Predecessor, which would result in a financial loss for the Predecessor. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Predecessor. Most of the Predecessor’s customers prepay their obligations at the beginning of each month and/or the Predecessor has custody of customer assets at its facilities. The assets held by the Predecessor belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Predecessor conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 35% and 28% of the Predecessor’s first six months 2013 and 2012 revenues, respectively, and another that comprised approximately 11% and 15% of the Predecessor’s first six months 2013 and 2012 revenues, respectively, under both short term and long term contracts. A large portion of the Predecessor’s annual expenses are fixed and, accordingly, the Predecessor’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

The carrying amounts of accounts receivable are reduced through the use of an allowance for doubtful accounts and the amount of the loss is recognized in the consolidated statements of operations. The allowance for doubtful accounts is determined by specific customer balance analysis. When a receivable balance is considered uncollectable, it is written off against the allowance for accounts receivable. Subsequent recoveries of amounts previously written off reduce expenses in the consolidated statements of operations. Historically trade credit losses have been minimal.

The Predecessor’s derivative instrument was an interest rate swap that called for the exchange of interest payments/receipts on a monthly basis. The agreement was entered into with the financial institution which made the loan whose interest rate risk was being mitigated by the interest rate swap agreement. The Predecessor’s derivative instrument matured April 2, 2013.

The Predecessor has made equity investments in certain trust preferred stocks and master limited partnerships. The Predecessor has sought to mitigate risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

4)	FAIR VALUE MEASUREMENTS

The Predecessor adopted the amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the consolidated financial statements. The amendments require the use of a fair value hierarchy in order to classify the fair value disclosures related to the Predecessor’s financial assets and financial liabilities that are recognized in the balance sheets at fair value.

The fair value hierarchy has the following levels:

Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model based valuation techniques for which all significant assumptions are observable in the market. The Predecessor does not currently have any instruments with fair value determined using Level 2 inputs.

Level 3 — Values are generated from model based techniques that use significant assumptions not observable in the market. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques. The Predecessor does not currently have any instruments with fair value determined using Level 3 inputs.

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety.

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

June 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,304	$-	$-	$7,304
Master limited partnerships	3,168	-	-	3,168
	$10,472	$-	$-	$10,472

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,893	$-	$-	$7,893
Trust preferred stocks	254	-	-	254
Master limited partnerships	2,814	-	-	2,814
Interest rate swap	-	(85)	-	(85)
	$10,961	$(85)	$-	$10,876

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents — The carrying value of cash equivalents represents fair value as it is based on active market quotes available for these assets and is classified as Level 1.

Short-Term Investments— The Predecessor’s short-term investments consist of investments in listed master limited partnerships and trust preferred securities. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

As discussed above, the Predecessor utilized information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities, however, management is ultimately responsible for all fair values presented in the Predecessor’s consolidated financial statements.

5)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012

Allowance for doubtful receivable at January 1	$37	$87
Subtractions recorded as income	-	(50)
	$37	$37

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2013 and December 31, 2012:

June 30, 2013	Cost	Accumulated Depreciation	Net Book Value

Land	$25,413	$-	$25,413
Tanks and appenditures	188,974	90,698	98,276
Docks and jetties	6,876	2,416	4,460
Machinery and equipment	5,937	3,272	2,665
Buildings	1,705	628	1,077
Other	5,374	2,282	3,092
Assets under construction	1,682	-	1,682
	$235,961	$99,296	$136,665

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value

Land	$25,411	$-	$25,411
Tanks and appenditures	153,407	83,377	70,030
Docks and jetties	6,768	2,090	4,678
Machinery and equipment	5,454	2,844	2,610
Buildings	1,702	582	1,120
Other	5,221	2,049	3,172
Assets under construction	9,419	-	9,419
	$207,382	$90,942	$116,440

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

7)	COMMITMENTS

The Predecessor leases land and other use rights at some of its facilities. Lease expense totaled $460 and $297 for the first six months of 2013 and 2012, respectively. These leases expire from June 5, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Predecessor is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Predecessor under existing non-cancelable operating leases as of June 30, 2013 for the remainder of 2013 and for the calendar years thereafter are as follows:

2013	$137
2014	268
2015	268
2016	260
2017	253
Thereafter	663
$1,849

8)	LONG TERM DEBT

On May 3, 2006, the Predecessor borrowed $15,000 from a commercial bank. The $15,000 loan carried a fixed interest rate of 6.17%, was amortized over a seven-year period and matured in five years. Fixed monthly payments of $220 were due under this borrowing until May 2011. On May 20, 2011, the Predecessor made the final principal payment on this long-term debt of $5,157.

On April 8, 2008, the Predecessor amended and restated its May 3, 2006 loan agreement with the commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013. This note bears interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and is amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, the Predecessor entered into a pay-fixed receive floating interest rate swap agreement. The interest rate at June 30, 2013 and December 31, 2012, was 0.96% and 0.98%, respectively. The Predecessor believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments are due until the extended maturity date of October 8, 2013, at which point in time the remaining balance of $8,098 will become due. As of June 30, 2013 and December 31, 2012, the outstanding balance of this debt was $8,098 and $8,991, respectively. These borrowings are secured by the Predecessor’s storage contracts and current assets. The terms of the term loan agreement contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. The Predecessor was in compliance with such covenants in 2013 and 2012.

The fair value of the Predecessor’s borrowings, which is determined using Level 2 inputs, approximates their carrying amounts as of June 30, 2013 and December 31, 2012.

Interest expense on long-term debt for the periods indicated was:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$46	$120	$137	$281

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	ASSET RETIREMENT OBLIGATIONS

The Predecessor has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Predecessor to remove the assets. The recorded liability was $571 and $554 at June 30, 2013 and December 31, 2012, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Predecessor’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Predecessor to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

10)	SEGMENT REPORTING

The Predecessor derives revenues from operating its fourteen liquid bulk storage and terminal facilities. The fourteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

11)	EMPLOYEE BENEFIT PLANS

The Predecessor offers a defined contribution savings plan. Under this plan, the Predecessor matches the amount of employee contributions to specified limits. The Predecessor’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$54	$44	$101	$81

12)	INCOME TAXES

Our Parent has elected to be treated as a Subchapter S Corporation under the Internal Revenue Code and to treat certain subsidiaries as qualified Subchapter S Subsidiaries. Under this election, the Company’s taxable income flows through to the shareholders of World Point. The shareholders generally will be responsible for the appropriate taxes due on the taxable income. Despite the Subchapter S election for Federal income tax purposes, the Company continued to be treated as a C Corporation and pay corporate taxes in some state and local jurisdictions through June 29, 2013. Effective June 30, 2013, as a result of the Company converting from a corporation to a limited liability company, and pursuant to ASC Topic 740, the Company reversed the net deferred tax liabilities that existed at June 29, 2013, as a decrease of the Company’s provision for income taxes.

The provision (benefit) for income taxes from operations consists of the following:

	Three Months Ended June 30,
	2013			2012
	Current	Deferred	Total	Current	Deferred	Total
State	$215	$(1,104)	$(889)	$189	$-	$189

	Six Months Ended June 30,
	Current	Deferred	Total	Current	Deferred	Total
State	$445	$(1,088)	$(643)	$393	$-	$393

Through June 29, 2013, deferred state income taxes were recognized for future tax consequences of temporary differences between the consolidated financial statements carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are primarily related to depreciation of fixed assets and was $1,099 as December 31, 2012.

The Company and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2009. As of June 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

Notes to Condensed Condensed Consolidated Financial Statements of World Point Terminals, LP Predecessor

(Dollars in thousands, except per unit amounts)

(Unaudited)

13)	RELATED PARTY TRANSACTIONS AND BALANCES

The Predecessor enters into transactions with companies in which our parent, and its affiliates, are significant owners (“affiliate” or “affiliated company”). The amounts shown below have been recorded at their exchange value, which is the amount of consideration agreed to by the related parties.

Affiliated companies operate and market the Predecessor’s facilities and receive a management fee in addition to reimbursement of all expenses related to these facilities which includes compensation of its employees. Total charges for related party services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating costs	$981	$867	$1,650	$1,739
Management and marketing fees	515	515	1,029	1,029
	$1,496	$1,382	$2,679	$2,768

The Predecessor earned storage revenue from affiliate companies for the periods indicated of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Affiliate revenues	$7,729	$5,253	$14,552	$10,809

Accounts receivable, other current assets and other assets include $2,056 and $1,895 related to affiliates at June 30, 2013 and December 31, 2012, respectively, and accounts payable and accrued liabilities include $301 and $232 due to affiliates at June 30, 2013 and December 31, 2012, respectively.

During the three months ended June 30, 2013, the Predecessor borrowed $12,500 from an affiliate. The Predecessor is not required to repay this amount prior to July 1, 2014.

14)	CONTINGENCIES

The Predecessor is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Predecessor has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material impact on the results of operations, cash flows or financial condition of the Predecessor. As a result, the Predecessor has not accrued for any loss contingencies in 2013 and 2012.

15)	SUBSEQUENT EVENTS

Initial Public Offering

On August 14, 2013, the Partnership completed the Offering (See Notes 1 and 2).

Subsequent Equity Issuance

On September 11, 2013, as contemplated in the Offering, the Partnership’s underwriters exercised in full, their option to purchase 1,312,500 additional common units in the Partnership, at a price of $20.00 per common unit ($18.80 per common unit, net of underwriting discounts), generating net proceeds of approximately $24.6 million. The Partnership then used the net proceeds to purchase 1,312,500 common units in the Partnership from our parent which were redeemed and retired. (See Note 1).

New Revolving Credit Facility

On August 14, 2013, in connection with the closing of the Offering, our Predecessor entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (See Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “us,” “our,” “we,” or similar expressions for time periods prior to the initial public offering (the “Offering”) refer to World Point Terminals, LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements, including the notes thereto, set forth herein. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statement and related notes, together with our discussion and analysis of financial condition and results of operations, including our prospectus related to the initial public offering of World Point Terminals, LP, dated August 8, 2013 as filed with the SEC on August 9, 2013 (the “Prospectus”).

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis contains forward-looking statements that involve risks and uncertainties. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

Without limiting the generality of the foregoing, these statements are based on certain assumptions made by the Company based on management’s experience, expectations and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the volumes of light refined products, heavy refined products and crude oil we handle;

•	the terminaling and storage fees with respect to volumes that we handle;

•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;

•	prevailing economic and market conditions;

•	difficulties in collecting our receivables because of credit or financial problems of customers;

•	fluctuations in the prices for crude oil and refined petroleum products;

•	liabilities associated with the risks and operational hazards inherent in gathering, storing, handling and transporting crude oil and refined petroleum products;

•	curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack;

•	costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity;

•	costs associated with compliance with evolving environmental laws and regulations on climate change; and

•	other factors discussed below and elsewhere in “Risk Factors” in our Prospectus.

The Initial Public Offering

Overview

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). On August 14, 2013, the Partnership completed its initial public offering (the “Offering”) of 8,750,000 common units representing limited partner interests in the Partnership (“Common Units”). The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013. On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “WPT”. On September 11, 2013, the Partnership completed the sale of 1,312,500 Common Units at $20.00 per Common Unit pursuant to the full exercise of the underwriters’ option to purchase additional Common Units granted to them in the underwriting agreement dated August 8, 2013. World Point Terminals, LP Predecessor includes the assets, liabilities and results of operations of certain terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil, previously owned by Center Point Terminal Company, LLC, prior to its contribution to the Partnership in connection with the Offering. Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “we,” “our,” “us,” or similar expressions for time periods prior to the Offering refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP.

Initial Public Offering

On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “WPT.” On August 14, 2013, World Point Terminals, LP closed its initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit. On September 11, 2013, the Partnership completed the sale of 1,312,500 common units at a price to the public of $20.00 per unit.

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Predecessor, whereby the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 Common Units;

•	Our parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 Common Units and the Partnership’s assumption of $14,100,000 of our parent’s debt;

•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in the Predecessor in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units representing limited partner interest in the Partnership (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the incentive distribution rights of the Partnership; and

•	the public, through the underwriters, contributed $77,435,000 in cash (or $72,498,519, net of the underwriters’ discounts and commissions of $4, 936,481) to the Partnership in exchange for the issuance of 3,871,750 Common Units by the Partnership.

The net proceeds from the Offering, including the underwriters’ option to purchase additional Common Units, of approximately $97.1 million, after deducting the underwriting discount and the structuring fee, were used to: (i) pay transaction expenses related to the Offering and our new credit facility in the amount of approximately $4.4 million, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8.1 million, (iii) repay indebtedness owed to a related party of approximately $14.1 million, (iv) repay existing payables of approximately $4.3 million, (v) redeem 1,312,500 Common Units from our parent for approximately $24.6 million, (vi) distribute to CPT 2010 approximately $29.9 million, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12.0 million.

Terminaling Services Agreements

In connection with the Offering, our Predecessor entered into a terminaling services agreement with Apex (the “Apex Terminaling Services Agreement”), pursuant to which Apex agreed to store light refined products at seven of the Partnership’s terminals. Predecessor also entered into a terminaling services agreement with Enjet, LLC (“Enjet”) (the “Enjet Terminaling Services Agreement” and together with the Apex Terminaling Service Agreements, the “Terminaling Services Agreements”), pursuant to which Enjet agreed to store residual oils at two of the Partnership’s terminals.

The initial term of the Terminaling Services Agreements with respect to each terminal is between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice.

Omnibus Agreement

In connection with the Offering, we entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner, our parent, CPT 2010, Apex and the Predecessor. This agreement addresses the following matters:

•	a right of first offer to acquire Apex’s existing terminaling assets and any terminaling assets that Apex may acquire or construct in the future if it decides to sell them;

•	a grant to us and our subsidiaries and the General Partner by our parent of a nontransferable, nonexclusive, royalty-free right and license to use the name “World Point Terminals” and related marks in connection with our business; and

•	an indemnity by our parent and CPT 2010 for certain environmental and other liabilities, and our obligation to indemnity our parent and CPT 2010 for events and conditions associated with the operation of our assets that occur after the Offering and for environmental liabilities related to our assets to the extent our parent and CPT 2010 is not required to indemnify it.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of August 31, 2013, had a combined available storage capacity of 11.9 million barrels. Since January 1, 2013, we completed construction of and placed into service 212,000 barrels of available storage capacity at existing facilities and acquired an additional 0.5 million barrels of available storage capacity, increasing our storage capacity by approximately 6%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

In April 2013, we completed the acquisition of a terminal adjacent to our Jacksonville terminal which added 450,000 barrels to our capacity. The two facilities have been integrated and we now operate them as one expanded facility. During April 2013, we also placed in service two additional tanks totaling 212,000 barrels at our Galveston facility.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We do not take title to any of the products we store or handle on behalf of our customers. For the six months ended June 30, 2013 and 2012, we generated approximately 84% and 85%, respectively, of our revenue from storage services fees. Of our revenue for the six months ended June 30, 2013 and 2012, 82% and 83%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

Refiners typically use our terminals because they prefer to subcontract terminaling and storage services or their facilities do not have adequate storage capacity, dock infrastructure or do not meet specialized handling requirements for a particular product. We also provide storage services to distributors, marketers and traders that require access to large, strategically located storage capacity in close proximity to demand markets, export markets, transportation infrastructure and refineries. Our combination of geographic location, efficient and well maintained storage assets and access to multiple modes of transportation gives us the flexibility to meet the evolving demands of our existing customers, as well as the demands of prospective customers seeking terminaling and storage services throughout our areas of operation.

As of August 31, 2013, approximately 93% of our available storage capacity was under contract. During the five years ended December 31, 2012, more than 95% of our available storage capacity has been under contract. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc.), which represent over 82% of our revenue for the first six months of 2013, have used our services for an average of approximately ten years.

Factors That Impact Our Business

The revenues generated by our storage business are generally driven by our aggregate storage capacity under contract, the commercial utilization of our terminal facilities in relation to their capacity and the prices we receive for our services, which in turn are driven by the demand for the products being shipped through or stored in our facilities. Though substantially all of our terminal service agreements require a customer to pay for tank capacity regardless of use, our revenues can be affected by (1) the length of the underlying service contracts and pricing changes and shifts in the products handled when the underlying storage capacity is recontracted, (2) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product stored or transported, (3) changes in demand for additive services, (4) inflation adjustments in storage services contracts and (5) changes in the demand for ancillary services such as product heating, mixing or blending, transferring our customers’ products between our tanks, rail car loading and dock operations.

We believe key factors that influence our business are (1) the long-term demand for and supply of refined products and crude oil, (2) the indirect impact that changes in refined product and crude oil pricing has on terminal and storage demand and supply, (3) the needs of our customers together with the competitiveness of our service offerings with respect to location, price, reliability and flexibility and (4) our ability and the ability of our competitors to capitalize on growth opportunities and changing market dynamics.

Supply and Demand for Refined Products and Crude Oil

Our results of operations are dependent upon the volumes of refined products and crude oil we have contracted to handle and store and, to a lesser extent, on the actual volumes of refined products and crude oil we handle and store for our customers. An important factor in such contracting is the amount of production and demand for refined products and crude oil. The production of and demand for refined products and crude oil are driven by many factors, including the price for crude oil and general economic conditions. To the extent practicable and economically feasible, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms. However, an increase or decrease in the demand for refined products and crude oil in the areas served by our terminals will have a corresponding effect on (1) the volumes we actually terminal and store and (2) the volumes we contract to terminal and store if we are not able to extend or replace our existing customer contracts.

Refined Product and Crude Oil Prices

Because we do not own any of the refined products or crude oil that we handle and do not engage in the trading of refined products or crude oil, we have minimal direct exposure to risks associated with fluctuating commodity prices. One customer contract at our Chesapeake terminal provides for a base storage fee plus additional payments based on the customer’s profits from liquid asphalt sales. These additional payments represented approximately 1% of our revenue in 2012. In addition, extended periods of depressed or elevated refined product and crude oil prices can lead producers to increase or decrease production of refined products and crude oil, which can impact supply and demand dynamics.

If the future prices of refined products and crude oil are substantially higher than the then-current prices, also called market contango, our customers’ demand for excess storage generally increases. If the future prices of refined products and crude oil are lower than the then-current prices, also called market backwardation, our customers’ demand for excess storage capacity generally decreases. We seek to mitigate the impact of near-term commodity market price dynamics by generally entering into long-term agreements with our customers that have significant base storage services fee components. However, the market has experienced long periods of contango and backwardation that can impact the demand for and supply of refined product and crude oil terminaling and storage services.

Customers and Competition

We provide storage and terminaling services for a broad mix of customers, including major integrated oil companies, marketers, distributors and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. The terminaling and storage markets in which we operate are very competitive, and we compete with operators of other terminaling facilities on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. In addition, we also compete with major integrated oil companies, many of whom are also our customers, that own terminals. We continuously monitor the competitive environment, the evolving needs of our customers, current and forecasted market conditions and the competitiveness of our service offerings in order to maintain the proper balance between optimizing near-term earnings and cash flow and positioning the business for sustainable long term growth. Because of the significant investments we have made in maintaining high quality assets and because terminaling and storage are our core business, we believe that we can be more flexible and responsive to the needs of our customers than many of our competitors.

Organic Growth Opportunities

Regional refined products and crude oil supply and demand dynamics shift over time, which can lead to rapid and significant increases in demand for terminaling and storage services. At such times, we believe the terminaling companies that have positioned themselves for organic growth will be at a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our terminals to facilitate future expansion, which we expect to both reduce our overall capital costs per additional barrel of storage capacity and shorten the duration and enhance the predictability of development timelines. Some of the specific infrastructure investments we have made that will facilitate incremental expansion include dock capacity capable of handling various products and easily expandable piping and manifolds to handle additional storage capacity. Our Galveston terminal has over fifty acres of available land that will allow us to greatly increase our storage capacity should market conditions warrant. Accordingly, we believe that we are well positioned to grow organically in response to changing market conditions.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We anticipate incurring additional costs as a result of being a publicly traded partnership, including external selling, general and administrative expenses of approximately $3.0 million annually. Please read “—Overview of Our Results of Operations—Selling, General and Administrative Expenses.”
•	Our historical consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries will no longer be in corporate form and will not be subject to U.S. federal income tax and certain state income taxes in the future.
•	Our historical consolidated financial statements do not include equity earnings from our parent’s joint venture with Apex. The results of operations of the Albany terminal, in which we will acquire a 32% interest in 2013, will be represented as equity earnings of the joint venture and are not included in our consolidated financial statements.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

We do not utilize depreciation and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives. In our period to period comparisons of our revenues and expenses set forth below, we analyze the following revenue and expense components:

Revenues

We characterize our revenues into three different types, as follows:

Storage Services Fees. Our customers pay base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve storage capacity in our tanks and to compensate us for receiving up to a base product volume on their behalf. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the amount of product that we receive. Our customers also pay us additional fees when we handle product volume on their behalf that exceeds the volume contemplated in their monthly base storage services fee.

Ancillary Services Fees. We charge ancillary services fees to our customers for providing services such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt and (iv) rail car loading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

Additive Services Fees. We generate revenue from fees for injecting generic gasoline, proprietary gasoline, lubricity, red dye and cold flow additives to our customers’ products. Certain of these additives are mandated by applicable federal, state and local regulations for all light refined products, and other additives, such as cold flow additive, are required to meet customer specifications. The revenues we generate from additive services fees vary based upon the activity levels of our customers.

Operating Expenses

Our operating expenses are comprised primarily of labor expenses, utility costs, insurance premiums, repairs and maintenance expenses, environmental compliance and property taxes. A large portion of these operating expenses are fixed, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We seek to manage our maintenance expenses by scheduling maintenance over time to avoid significant variability in our maintenance expenses and minimize their impact on our cash flow.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs not directly attributable to the operations of our facilities and include costs such as professional services, compensation of non-operating personnel and expenses of the overall administration of the company. We expect to incur additional personnel and related costs and incremental external general and administrative expenses of approximately $3.0 million annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, registered independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional personnel and related costs and incremental external selling, general and administrative expenses are not reflected in our historical financial statements.

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
REVENUES
Third parties	$13,189	$13,457	$25,352	$27,078
Affiliates	7,729	5,253	14,552	10,809
	20,918	18,710	39,904	37,887

OPERATING EXPENSES
Operating expenses	5,094	4,991	12,200	10,341
Operating expense reimbursed to affiliates	981	867	1,650	1,739
Selling, general and administrative expenses	893	121	1,056	187
Selling, general and administrative expenses reimbursed to affiliates	515	515	1,029	1,029
Depreciation and amortization	4,489	3,773	8,358	7,546
Total operating expenses	11,972	10,267	24,293	20,842

INCOME FROM OPERATIONS	8,946	8,443	15,611	17,045

OTHER INCOME (EXPENSE)
Interest expense	(46)	(120)	(137)	(281)
Interest and dividend income	56	25	108	48
Gain (loss) on investments and other-net	(126)	(409)	664	(381)
Income before income taxes	8,830	7,939	16,246	16,431
Provision for income taxes	(889)	189	(643)	393
NET INCOME	$9,719	$7,750	$16,889	$16,038

Operating Data:
Available storage capacity, end of period (mbbls)	11,860	11,200	11,860	11,200
Average daily terminal throughput (mbbls)	162	129	148	125

The following table details the types and amounts of revenues generated for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Storage services fees:
Base storage services fees	$16,872	$15,307	$32,393	$31,320
Excess storage services fees	669	662	1,110	828
Ancillary services fees	2,552	2,248	5,015	4,692
Additive services fees	825	493	1,386	1,047
Revenue	$20,918	$18,710	$39,904	$37,887

The following table details the types and amounts of our operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating Expenses:
Labor	$2,267	$2,091	$4,521	$4,122
Utilities	983	732	2,056	1,729
Insurance premiums	321	314	633	630
Repairs and maintenance	724	1,124	2,296	2,459
Property taxes	413	447	921	895
Other	1,367	1,150	3,423	2,245
Total operating expenses	$6,075	$5,858	$13,850	$12,080

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues for the three months ended June 30, 2013 increased by $2.2 million, or 12%, compared to the three months ended June 30, 2012.

Storage Services Fees. Storage services fees increased by $1.6 million for the three months ended June 30, 2013 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended June 30, 2013 increased by $1.6 million or 10% from the three months ended June 30, 2012, primarily as a result of additional contracted capacity at the Baton Rouge terminal and the addition of capacity at the Jacksonville terminal due to the completion of the acquisition of 450,000 barrels of capacity.
•	Excess storage services fees. Excess storage services fees for the three months ended June 30, 2013 remained consistent compared to the three months ended June 30, 2012.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended June 30, 2013 increased by $0.6 million or 23% compared to the three months ended June 30, 2012 primarily as a result of increased activity at the Galveston, Newark and Baton Rouge terminals as well as expanded operations at the Jacksonville terminal.

Operating Expenses. Operating expenses for the three months ended June 30, 2013 increased by $0.2 million, or 4%, compared to the three months ended June 30, 2012. This increase was primarily attributable to (i) a $0.2 million increase in labor costs due to the expanded operations at the Jacksonville terminal and normal wage increases, (ii) a $0.3 million increase in utility costs due to the higher level of heat applied to customers’ products, (iii) a $0.2 million increase in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal, offset by a decrease in repairs and maintenance of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2013 increased by $0.7 million, or 121%, compared to the three months ended June 30, 2012. Selling, general and administrative expenses increased primarily as a result of costs incurred in connection with our initial public offering.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2013 increased by $0.7 million, or 19%, compared to the three months ended June 30, 2012. This increase is due to the assets under construction which were placed in service at the Weirton and Galveston terminal and the acquisition of additional terminal assets adjacent to the Jacksonville terminal.

Interest Expense. Interest expense for the three months ended June 30, 2013 decreased by $0.1 million, or 62%, compared to the three months ended June 30, 2012. This decrease was due to decreased borrowings period-over-period as a result of scheduled principal payments.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2013 increased slightly compared to the three months ended June 30, 2012. This increase was attributable to higher amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended

June 30, 2013 increased $0.3 million compared to the three months ended June 30, 2012. The increase was primarily attributable to a June 30, 2013 mark-to-market gain on investments of $0.5 compared to a small mark-to-market loss on investments recorded at June 30, 2012.

Income Tax Expense. Income tax expense for the three months ended June 30, 2013 decreased by $1.1 million or 570% compared to the three months ended June 30, 2012 as a result of the reversal of the deferred tax liabilities associated with the company converting from a corporation to a limited liability company as explained in Note 2 to the condensed consolidated financial statements.

Net Income. Net income for the three months ended June 30, 2013 increased by $2.0 million, or 25%, compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues for the six months ended June 30, 2013 increased by $2.0 million, or 5%, compared to the six months ended June 30, 2012.

Storage Services Fees. Storage services fees increased by $1.4 million for the six months ended June 30, 2013.

•	Base storage services fees. Base storage services fees for the six months ended June 30, 2013 increased by $1.1 million or 3% from the six months ended June 30, 2012, primarily as a result of additional contracted capacity at the Baton Rouge terminal and the addition of capacity at the Jacksonville terminal due to the completion of the acquisition of 450,000 barrels of capacity.
•	Excess storage services fees. Excess storage services fees for the six months ended June 30, 2013 increased by $0.3 million or 34% from the six months ended June 30, 2012, primarily as a result of increased throughput at the Newark and North Little Rock terminals.

Ancillary and Additive Services Fees. Ancillary and additive services for the six months ended June 30, 2013 increased by $0.7 million or 12% compared to the six months ended June 30, 2012 primarily as a result of increased activity at the Galveston and Newark and Baton Rouge terminals as well as the expanded operations at the Jacksonville terminal.

Operating Expenses. Operating expenses for the six months ended June 30, 2013 increased by $1.8 million, or 15%, compared to the six months ended June 30, 2012. This increase was primarily attributable to (i) a $0.4 million increase in labor costs due to the expanded operations at the Jacksonville terminal and normal wage increases, (ii) a $0.3 million increase in utility costs due to the higher level of heat applied to customers’ products, (iii) a $0.2 million increase in equipment rentals relating to repair work at the Baton Rouge and Granite City terminals and (iv) a $1.0 million increase in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal, offset by a decrease in repairs and maintenance of $0.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2013 increased by $0.9 million, or 71%, compared to the six months ended June 30, 2012. Selling, general and administrative expenses increased primarily as a result of a higher level of due diligence costs related to potential acquisitions and legal and professional fees related to our initial public offering.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2013 increased by $0.8 million, or 11%, compared to the six months ended June 30, 2012. This increase is due to the assets under construction which were placed in service at the Weirton and Galveston terminals and the acquisition of additional terminal assets adjacent to the Jacksonville terminal.

Interest Expense. Interest expense for the six months ended June 30, 2013 decreased by $0.1 million, or 51%, compared to the six months ended June 30, 2012. This decrease was due to decreased borrowings period-over-period as a result of scheduled principal payments.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2013 increased slightly compared to the six months ended June 30, 2012. This increase was attributable to higher amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the six months ended

June 30, 2013 increased to a gain of $0.7 million from ($0.4) million in 2012. The increase was primarily attributable to a mark-to-market gain on investments of $0.5 in 2013 and a $0.5 million loss on disposition of assets in 2012.

Income Tax Expense. Income tax expense for the six months ended June 30, 2013 decreased by $1.0 million or 264% compared to the six months ended June 30, 2012 as a result of the reversal of the deferred tax liabilities associated with the company converting from a corporation to a limited liability company as explained in Note 2 to the condensed consolidated financial statements.

Net Income. Net income for the six months ended June 30, 2013 increased by $0.9 million, or 5%, compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. We expect our sources of liquidity to include cash generated by our operations, borrowings under our revolving credit facility and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements.

New Revolving Credit Facility

In connection with our initial public offering on August 14, 2013, we repaid our existing term loan and entered into a new $200 million senior secured revolving credit facility. The revolving credit facility is available to fund working capital and to finance acquisitions and other capital expenditures. Our obligations under the revolving credit facility will be secured by a first priority lien on substantially all of our assets. Borrowings under our revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin. LIBOR and the applicable margin are defined in our revolving credit facility. The unused portion of the revolving credit facility is subject to an annual commitment fee.

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility.

Term Note

As of June 30, 2013, we had $8.1 million outstanding on our term loan payable to a commercial bank. Monthly payments of interest were due through October 1, 2013, and the balance of $8.1 million was due on October 8, 2013. We used a portion of the proceeds from the Offering to repay the outstanding balance of the term loan.

Loan Activity with Affiliate

During the three months ended June 30, 2013, the Predecessor borrowed $12,500 from an affiliate. The Predecessor is not required to repay this amount prior to July 1, 2014.

Cash Flows

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2012 and 2013 were as follows:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$24,413	$24,916	$(503)	(2)%
Net cash used in investing activities	$(28,034)	$(8,882)	$19,152	216%
Net cash provided by (used) in financing activities	$3,032	$(2,928)	$(5,960)	(204)%

Cash Flows From Operating Activities. Net cash flows from operating activities for the six months ended June 30, 2013 decreased by $0.5 million, or 2%, compared to the six months ended June 30, 2012. The decrease was primarily attributable to a $1.4 million decrease in income from operations offset by a $0.8 million increase in depreciation and amortization.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2013 increased by $19.1 million, or 216%, compared to the six months ended June 30, 2012. This increase was primarily attributable to higher capital expenditures of $20.3 million, primarily related to the purchase of the Jacksonville terminal in April of 2013, lower investment purchases of $0.8 and higher investment sales of $0.4.

Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2013 increased $6.0 million or 204% compared to the six months ended June 30, 2012. This increase was primarily attributable to advances from affiliates partially offset by higher distributions.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2013 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt obligations	$8,098	$8,098	$-	$-	$-
Interest payments	32	32	-	-	-
Advance from affiliate	12,500	-	12,500	-	-
Operating lease obligations	1,849	137	536	513	663
Total	$22,479	$8,267	$13,036	$513	$663

Capital Expenditures

The terminaling and storage business is capital-intensive, requiring significant investment for the maintenance of existing assets and the acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•	maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our long-term operating capacity or operating income; or
•	expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term.

For the six months ended June 30, 2013, our capital expenditures were $28.6 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the six months ended June 30, 2013 and our expected capital expenditures for 2013 are as follows:

	Six Months Ended June 30, 2013	July 1, 2013 - December 31, 2013 (Expected)
	(In thousands)

Maintenance capital expenditures	$2,970	$4,500
Expansion capital expenditures	25,610	4,000
Total	$28,580	$8,500

Of the $25.6 million of expansion capital expenditures during the first six months of 2013, $23.2 million related to the purchase of terminal assets adjacent to the Jacksonville terminal. $1.0 million was used to construct additional tanks at our terminals and $1.4 million was used to convert the Weirton terminal to support crude oil gathering operations.

Of the expected $4.5 million in maintenance capital expenditures for the remainder of 2013, $2.4 million relates to significant tank repairs, including floor and roof replacements, $0.4 million relates to tank and pipeline painting, $0.7 million relates to pipeline repairs and the remaining $1.0 million relates to other capital repairs.

We anticipate that these maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any future expansion capital expenditures.

Future Trends and Outlook

We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short and long term. We have based our expectations described below on assumptions made by us and on the basis of information currently available to us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Please read “Risk Factors” for additional information about the risks associated with purchasing our common units.

Existing Base Storage Contracts

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. Our top ten customers have used our services for an average of approximately ten years.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2017 based on remaining contract terms at August 31, 2013.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(In thousands)

2013	$73,654
2014	64,152
2015	35,669
2016	20,592
2017 or more years remaining	14,643

Supply of Storage Capacity

An important factor in determining the value of storage capacity and therefore the rates we are able to charge for new contracts or contract renewals is whether a surplus or shortfall of storage capacity exists relative to the overall demand for storage services in a given market area. We monitor local developments around each of our facilities closely. We believe that significant barriers to entry exist in the refined product and crude oil terminaling and storage business. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, shortage of personnel with the requisite expertise and the finite number of sites that are suitable for development.

Entry of Competitors into the Markets in Which We Operate

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe, however, that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites with comparable connectivity suitable for development.

Economic Conditions

The condition of credit markets may adversely affect our liquidity. In the recent past, world financial markets experienced a severe reduction in the availability of credit. Although we were not substantially impacted by this situation because of the long-term nature of our customer contracts, possible negative impacts in the future could include a decrease in the availability of credit. In addition, we could experience a tightening of trade credit from our suppliers and our customers’ businesses may be effected by their access to credit.

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

Demand for Refined Products and Crude Oil

In the near-term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices.

Seasonality

The refined product and crude oil throughput in our terminals is directly affected by the level of supply and demand for refined products and crude oil in the markets served directly or indirectly by our assets, which can fluctuate seasonally, particularly due to seasonal shutdowns of refineries during the spring months. However, many effects of seasonality on our revenues will be substantially mitigated, as the significant majority of our revenues are generated through fixed monthly fees for storage services under multi-year contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of June 30, 2013, there have been no significant changes to our critical accounting estimates disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the refined products and crude oil that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

We will have exposure to changes in interest rates on our indebtedness, but for the year ended December 31, 2012 and the three months ended March 31, 2013 our variable rate indebtedness was economically hedged with an interest rate swap, which expired on April 2, 2013. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges or forward contracts.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of our general partner, including the general partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was conducted as of the end of the period covered by this report. Based on this evaluation, management of our general partner concluded that the Partnership’s disclosure controls and procedures as of the period covered by this report were effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to our business. However, from time to time, we may be a party to, or a target of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which we expect to be handled and defended in the ordinary course of business. While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in the Prospectus. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2013, the Partnership priced an initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts) (the “Offering”). The Offering was made pursuant to a registration statement on Form S-1 originally filed on June 17, 2013, as amended through August 8, 2013 (Registration No. 333-189396) that was declared effective by the SEC on August 8, 2013. On September 11, 2013, the underwriters exercised in full their option to purchase an additional 1,312,500 common units (the “Over-Allotment Option”). Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Stifel, Nicolaus & Company, Incorporated, acted as joint book-running managers for the Offering. BNP Paribas Securities Corp., Stephens Inc., Wedbush Securities Inc. acted as co-managers for the Offering.

The Partnership received net proceeds from the Offering, including the underwriters’ option to purchase additional Common Units, of approximately $97.1 million, after deducting the underwriting discount and the structuring fee. The Partnership used the proceeds to: (i) pay transaction expenses related to the Offering and our new credit facility in the amount of approximately $4.4 million, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8.1 million, (iii) repay indebtedness owed to a related party of approximately $14.1 million, (iv) repay existing payables of approximately $4.3 million, (v) redeem 1,312,500 Common Units from our parent for approximately $24.6 million, (vi) distribute to CPT 2010 approximately $29.9 million, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12.0 million.

In connection with the closing of the Offering, the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 Common Units;

•	Our parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 Common Units and the Partnership’s assumption of $14,100,000 of our parent’s debt;

•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in the Predecessor in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units representing limited partner interest in the Partnership (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex and PAN Group, L.L.C., 20%, 20% and 60% of the incentive distribution rights of the Partnership; and

•	the public, through the underwriters, contributed $77,435,000 in cash (or $72,498,519, net of the underwriters’ discounts and commissions of $4,936,481) to the Partnership in exchange for the issuance of 3,871,750 Common Units by the Partnership.

The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1(SEC File No. 333-189396)).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1	Contribution, Conveyance and Assumption Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.2	Omnibus Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, Apex Oil Company, Inc., World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.3	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.4	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.5	Credit Agreement, dated as of August 14, 2013, among Center Point Terminal Company, LLC, LLC, as the Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
31.1	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31.2	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.1	Section 1350 Certification of chief executive officer
32.2	Section 1350 Certification of chief financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD POINT TERMINALS, LP

By: WPT GP, LLC, its General Partner

Date: September 20, 2013	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

