Form 10-Q/A
period 2013-06-30
World Point Terminals, LP
filed 2013-10-18
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 333-189396

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ⁫ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁫	Accelerated filer ⁫
Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ⁫

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⁫ No ☒

On September 20, 2013, the Registrant had 16,485,507 Common Units and 16,485,507 Subordinated Units outstanding.

Explanatory Note

     The sole purpose of this Amendment No. 1 the (“Amendment”) to World Point Terminals, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, originally filed with the Securities and Exchange Commission on September 20, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed financial statements and related notes included in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

     No other changes have been made to the Form 10-Q. The Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit	Description
3.1*	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1(SEC File No. 333-189396)).
3.2*	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1*	Contribution, Conveyance and Assumption Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.2*	Omnibus Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, Apex Oil Company, Inc., World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.3*	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.4*	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.5*	Credit Agreement, dated as of August 14, 2013, among Center Point Terminal Company, LLC, LLC, as the Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
31.1*	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31.2*	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.1*	Section 1350 Certification of chief executive officer
32.2*	Section 1350 Certification of chief financial officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Previously filed or furnished as an exhibit to our quarterly report on Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 furnished hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD POINT TERMINALS, LP

By: WPT GP, LLC, its General Partner

Date: October 18, 2013	By:	/s/ Steven G. Twele
Steven G. Twele Vice President and Chief Financial Officer