Form 10-Q
period 2013-09-30
World Point Terminals, LP
filed 2013-11-14
CIK 1574963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-189396

World Point Terminals, LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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
Yes   ☑  No   ☐

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

On November 14, 2013, the Registrant had 16,575,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP
Condensed Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
		Predecessor
Assets
Current Assets
Cash and cash equivalents	$26,912	$7,893
Accounts receivable, net of allowances of $37 and $37 at September 30, 2013 and December 31, 2012, respectively	1,806	3,162
Accounts receivable – affiliates	763	506
Income taxes receivable	264	160
Short-term investments	-	3,068
Prepaid insurance	554	861
Other current assets	508	976
Total current assets	30,807	16,626

Property, plant and equipment, net	138,842	116,440
Goodwill	377	377
Investment in joint venture	7,528	-
Other assets	923	708
Total Assets	$178,477	$134,151

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$4,322	$4,304
Accrued liabilities	1,107	467
Accrued distributions	5,174	-
Accrued distribution of IPO proceeds to Parent	975	-
Due to affiliate companies	1,511	232
Income taxes payable	20	-
Interest rate swap	-	85
Current portion of long-term debt	-	8,991
Total current liabilities	13,109	14,079

Other noncurrent liabilities	579	554
Deferred income taxes	-	1,088
Total liabilities	13,688	15,721

Commitments and contingencies (Note 8)	-	-

Partners’ Equity
Common units (16,575,507 units issued and outstanding at September 30, 2013)	106,989	-
Subordinated units (16,485,507 units issued and outstanding at September 30, 2013)	57,800	-
General partner interest (0% interest)	-	-
Total partners’ equity	164,789	-
Predecessor Shareholder’s Equity
Common shares (50,000 shares authorized, issued and outstanding at December 31, 2012)	-	500
Additional paid in capital	-	42,812
Retained earnings	-	64,444
Total shareholder’s equity excluding noncontrolling interest	-	107,756
Noncontrolling interest	-	10,674
Total shareholder’s equity	-	118,430
Total Liabilities and Partners’ Equity	$178,477	$134,151

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2013 and
September 30, 2012
(Dollars in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
REVENUES
Third parties	$14,594	$12,825	$39,946	$39,903
Affiliates	6,392	5,214	20,944	16,023
	20,986	18,039	60,890	55,926

OPERATING EXPENSES
Operating expenses	5,162	5,340	17,363	15,681
Operating expenses reimbursed to affiliates	976	861	2,626	2,600
Selling, general and administrative expenses	2,595	67	3,651	254
Selling, general and administrative expenses reimbursed to affiliates	590	515	1,618	1,544
Depreciation and amortization	4,537	3,773	12,895	11,319
Total operating expenses	13,860	10,556	38,153	31,398

INCOME FROM OPERATIONS	7,126	7,483	22,737	24,528

OTHER INCOME/(EXPENSE)
Interest expense	(119)	(114)	(256)	(395)
Interest and dividend income	71	39	179	87
Income from joint venture	86	-	86
(Loss)/gain on investments and other-net	(553)	156	111	(225)
Income before income taxes	6,611	7,564	22,857	23,995
(Benefit)/provision for income taxes	20	181	(623)	574
NET INCOME	6,591	7,383	23,480	23,421

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(96)	(347)	(543)	(1,041)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$6,495	$7,036	$22,937	$22,380
Less Predecessor net income prior to August 14, 2013	1,479		17,921
Net income from August 14, 2013 to September 30, 2013 attributable to unitholders	$5,016		$5,016
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUATABLE TO UNITHOLDERS	$0.15		$0.15

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	32,982,901		32,982,901

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
		Predecessor
Cash flows provided by operating activities
Net income	$23,480	$23,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,895	11,319
Amortization of deferred financing costs	13	-
Benefit for deferred income taxes	(1,088)	-
(Gain)/loss on disposal of fixed assets	(9)	471
Gain on derivative instrument	(85)	(229)
(Gain)/loss on marketable securities	(14)	(34)
Equity based compensation	12	-
Income from joint venture	(86)	-
Changes in operating assets and liabilities:
Accounts receivable	1,356	(144)
Prepaid insurance	307	-
Other current assets and other assets	180	(249)
Accounts payable	27	1,150
Accrued liabilities	654	837
Income taxes receivable	(84)	130
Due to affiliated companies	(1,278)	(1,020)
Other noncurrent liabilities	25	23
Net cash provided by operating activities	36,305	35,675
Cash flows from investing activities
Purchase of short-term investments	(1,009)	(2,598)
Proceeds from the sale of short-term investments	898	1,095
Proceeds from the sale of fixed assets	13	-
Capital expenditures	(33,494)	(12,468)
Net cash used in investing activities	(33,592)	(13,971)
Cash flows from financing activities
Payments on long term debt	(9,001)	(2,679)
Prepaid loan fees	(910)	-
Proceeds from advances with affiliate	12,500	-
Payments on advances with affiliate	(14,082)
Proceeds from issuance of capital, net	64,605	-
Pre-IPO dividends paid	(8,937)	(1,207)
Distributions to unitholders	(27,869)	-
Net cash provided by/(used in) financing activities	16,306	(3,886)
Net change in cash and cash equivalents	19,019	17,818
Cash and cash equivalents at beginning of period	7,893	7,219
Cash and cash equivalents at end of period	$26,912	$25,037

Cash paid for interest	$623	$349
Cash paid for income taxes	$248	$444
Noncash investing transactions – property and equipment additions included in accounts payable	$681	$794
Noncash financing transactions – Pre-IPO dividend of investments	$3,194	$-
Noncash financing transactions – Noncash distributions to unitholders	$15,582	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Condensed Consolidated Statement of Partners’ Equity
For the Nine Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Partnership			Predecessor
	Limited	Limited	General
	Partner	Partner	Partner (non-
	Common	Subordinated	economic		Noncontrolling
	Units	Units	interest)	Predecessor	Interest
BALANCE – JANUARY 1, 2013	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – August 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from Offering, net of offering costs	64,605	-	-	-	-
Equity based compensation expense	12	-	-	-	-
Net income from August 14 to September 30, 2013	2,515	2,501	-	-	-
Distributions from August 14 to September 30, 2013	(2,594)	(2,580)	-	(44,426)	-
BALANCE – September 30, 2013	$106,989	$57,800	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

1)	BUSINESS AND BASIS OF PRESENTATION

Organization

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). On August 14, 2013, the Partnership completed its initial public offering (the “Offering” or the “IPO”) of 8,750,000 common units representing limited partner interests in the Partnership (“Common Units”). The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013. On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “WPT.” On September 11, 2013, the Partnership completed the sale of 1,312,500 Common Units at $20.00 per Common Unit pursuant to the full exercise of the underwriters’ option to purchase additional Common Units granted to them in the underwriting agreement dated August 8, 2013. World Point Terminals, LP Predecessor includes the assets, liabilities and results of operations of fourteen terminals and other assets located in the East Coast, Gulf Coast and Midwest, relating to the storage of light refined products, heavy refined products and crude oil, owned by our primary operating company, Center Point Terminal Company, LLC (“Center Point”), prior to its contribution to the Partnership in connection with the Offering. Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “Company”, “we,” “our,” “us,” or similar expressions for time periods prior to the Offering refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP and its subsidiaries.

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Predecessor’s 2012 audited consolidated financial statements and related notes included in the Partnership’s Rule 424(b)(4) Prospectus filed with the SEC on August 9, 2013 (the “Prospectus”). The Partnership’s financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

The Predecessor’s financial statements utilize the consolidation method of accounting for the Newark joint venture. As such, 100% of the Newark terminal’s assets, liabilities and results of operations have been included in the Company’s statements. The noncontrolling 49% ownership interest has been recorded in the financial statements of the Company as a separate line item in shareholder’s equity. Effective August 14, 2013, the noncontrolling interest was eliminated when the 49% ownership interest was contributed to the Partnership by our Parent. Thereafter, the Newark terminal is wholly owned by the Partnership.

Effective June 30, 2013, Center Point converted from a corporation to a limited liability company. As a result, the Company is no longer subject to certain state and local income taxes. Pursuant to Accounting Standards Codification (“ASC”) Topic 740 – Income Taxes, the Company reversed the net deferred tax liabilities that existed at June 30, 2013 as a reduction of the Company’s provision for income taxes.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and nine months ended September 30, 2013 and 2012. Information for interim periods may not be indicative of the Company’s operating results for the entire year.

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

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Center Point, whereby the following transactions, among others, occurred:

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

•
CPT 2010 contributed, as a capital contribution, a limited liability company interest in Center Point in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units representing limited partner interest in the Partnership (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

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

The net proceeds from the Offering, including the underwriters’ option to purchase additional Common Units, of approximately $97.1 million, after deducting the underwriting discount and the structuring fee, were used to: (i) pay transaction expenses related to the Offering and our new credit facility in the amount of approximately $4.4 million, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8.1 million, (iii) repay indebtedness owed to a related party of approximately $14.1 million, (iv) repay existing payables of approximately $4.3 million, (v) redeem 1,312,500 Common Units from our parent for approximately $24.6 million, (vi) distribute to CPT 2010 approximately $29.9 million, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12.0 million. Because the gross proceeds from the exercise of the underwriter’s option to purchase additional common units was used to redeem the 1,312,500 Common Units held by our Parent, the net effect to the Partnership was a use of cash equal to the underwriting discount and the structuring fee of $1.7 million associated with the exercise.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

Revolving Credit Facility

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. See Note 9 for additional details.

Terminaling Services Agreements

In connection with the Offering, Center Point entered into a terminaling services agreement with Apex (the “Apex Terminaling Services Agreement”), pursuant to which Apex agreed to store light refined products at seven of the Partnership’s terminals. Center Point also entered into a terminaling services agreement with Enjet, LLC (“Enjet”) (the “Enjet Terminaling Services Agreement” and together with the Apex Terminaling Service Agreements, the “Terminaling Services Agreements”), pursuant to which Enjet agreed to store residual oils at two of the Partnership’s terminals.

The initial term of the Terminaling Services Agreements with respect to each terminal is between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice.

Omnibus Agreement

In connection with the Offering, we entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner, our parent, CPT 2010, Apex and the Center Point. This agreement addresses the following matters:

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

3)	EARNINGS PER UNIT AND CASH DISTRIBUTIONS

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to Incentive Distribution Rights (“IDRs”), by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations for incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to August 14, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. For the period from August 14, 2013 to  September 30, 2013, the weighted-average number of common and subordinated units outstanding was 16,497,394 units and 16,485,507 units, respectively.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

In addition to the common and subordinated units, we have also identified the IDRs as participating securities and use the two-class method when calculating the earnings per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted earnings per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.

The calculation of earnings per unit is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
Limited partners’ interest in net income subsequent to initial public offering	$5,016	$5,016
Net income per limited partner unit:
Common – Public and World Point	2,515	2,515
Subordinated – World Point	2,501	2,501
Limited partner units outstanding:
Common units – Public	10,152,500	10,152,500
Common units – World Point	6,423,007	6,423,007
Subordinated units – World Point	16,485,507	16,485,507

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

⋅	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);

⋅
second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the incentive distribution rights, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

⋅
third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the incentive distribution rights, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

⋅	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the incentive distributions rights, pro rata.

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution. The percentage interests set forth above assume that we do not issue additional classes of equity securities.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our Unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly	Marginal Percentage
	Distribution	Interest in Distributions
			Holders
	Target Amount	Unitholders	of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	Above $0.450	50%	50%

In accordance with our partnership agreement, on September 24, 2013, we declared a quarterly cash distribution totaling $5.2 million, or $0.1565 per unit. In calculating this distribution, the minimum quarterly distribution was adjusted to reflect the period beginning on August 14, 2013, the closing date of the IPO, through September 30, 2013. This distribution will be paid on November 13, 2013 to unitholders of record on November 4, 2013. There were no distributions declared or paid prior to this distribution.

The allocation of total quarterly cash distributions to partners is as follows:

Nine Months Ended
September 30, 2013
(Dollars in thousands)

General partner's interest (0%)	$—
Holders of incentive distribution rights	—
Limited partners' distribution:
Common – Public and World Point	2,594
Subordinated – World Point	2,580
Total cash distributions	$5,174
Cash distributions per unit applicable to limited partners	$0.1565

4)	FINANCIAL INSTRUMENTS

The Company’s financial assets and liabilities consist primarily of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued liabilities, long-term debt (including current portion) and a derivative instrument.

The Company has exposure to counterparty credit risk, liquidity risk, interest rate risk, and other price risk with its financial assets and liabilities. The Company’s risk management program seeks to minimize potential adverse effects on the Company’s financial performance and ultimately shareholder value. The Company manages its risks and risk exposures through a combination of sound business practices, derivative instruments and a system of internal controls.

Credit Risk — Credit risk arises from cash held with banks, credit exposure to customers (including outstanding accounts receivable), and counterparty risk associated with certain of the Company’s short-term investments and its derivative instrument.

Cash consists of bank balances. Credit risk associated with cash is minimized by substantially ensuring that these financial assets are held at high quality financial institutions.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Company’s credit risk arises from the possibility that a counterparty which owes the Company money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Company, which would result in a financial loss for the Company. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Company. Most of the Company’s customers prepay their obligations at the beginning of each month and/or the Company has custody of customer assets at its facilities. The assets held by the Company belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Company conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 35% and 28% of the Company’s first nine months 2013 and 2012 revenues, respectively, and another that comprised approximately 11% and 15% of the Company’s first nine months 2013 and 2012 revenues, respectively, under both short term and long term contracts. A large portion of the Company’s annual expenses are fixed and, accordingly, the Company’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Company’s derivative instrument was an interest rate swap that called for the exchange of interest payments/receipts on a monthly basis. The agreement was entered into with the financial institution which made the loan whose interest rate risk was being mitigated by the interest rate swap agreement. The Company’s derivative instrument matured April 2, 2013.

The Predecessor made equity investments in certain trust preferred stocks and master limited partnerships. The Predecessor sought to mitigate risk of a financial loss by investing in what it considered to be high-quality instruments with quality counterparties.

5)	FAIR VALUE MEASUREMENTS

The Company adopted the amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the consolidated financial statements. The amendments require the use of a fair value hierarchy in order to classify the fair value disclosures related to the Company’s financial assets and financial liabilities that are recognized in the balance sheets at fair value.

The fair value hierarchy has the following levels:

Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model based valuation techniques for which all significant assumptions are observable in the market. The Company does not currently have any instruments with fair value determined using Level 2 inputs.

Level 3 — Values are generated from model based techniques that use significant assumptions not observable in the market. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques. The Company does not currently have any instruments with fair value determined using Level 3 inputs.

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

September 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,912	$-	$-	$26,912

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,893	$-	$-	$7,893
Trust preferred stocks	254	-	-	254
Master limited partnerships	2,814	-	-	2,814
Interest rate swap	-	(85)	-	(85)
	$10,961	$(85)	$-	$10,876

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

Short-Term Investments— The Predecessor’s short-term investments consisted of investments in listed master limited partnerships and trust preferred securities. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

As discussed above, the Company utilized information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities, however, management is ultimately responsible for all fair values presented in the Company’s consolidated financial statements.

6)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012

Allowance for doubtful receivable at January 1	$37	$87
Subtractions recorded as income	-	(50)
	$37	$37

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2013 and December 31, 2012:

		Accumulated	Net Book
September 30, 2013	Cost	Depreciation	Value

Land	$23,471	$-	$23,471
Tanks and appenditures	195,170	94,664	100,506
Docks and jetties	6,876	2,581	4,295
Machinery and equipment	5,982	3,486	2,496
Buildings	1,706	654	1,052
Other	5,321	2,405	2,916
Assets under construction	4,106	-	4,106
	$242,632	$103,790	$138,842

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

		Accumulated	Net Book
December 31, 2012	Cost	Depreciation	Value

Land	$25,411	$-	$25,411
Tanks and appenditures	153,407	83,377	70,030
Docks and jetties	6,768	2,090	4,678
Machinery and equipment	5,454	2,844	2,610
Buildings	1,702	582	1,120
Other	5,221	2,049	3,172
Assets under construction	9,419	-	9,419
	$207,382	$90,942	$116,440

8)	COMMITMENTS

The Company leases land and other use rights at some of its facilities. Lease expense totaled $702 and $470 for the first nine months of 2013 and 2012, respectively. These leases expire from September 5, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Company is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Company under existing non-cancelable operating leases as of September 30, 2013 for the remainder of 2013 and for the calendar years thereafter are as follows:

2013	$71
2014	268
2015	268
2016	260
2017	253
Thereafter	663
$1,783

9)	DEBT

On April 8, 2008, Center Point amended and restated its May 3, 2006 loan agreement with the commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013 but was repaid in full on August 14, 2013. This note bore interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and was amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, Center Point entered into a pay-fixed receive floating interest rate swap agreement. Center Point believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments until the loan was paid in full on August 14, 2013. As of December 31, 2012, the outstanding balance of this debt was $8,991. These borrowings were secured by Center Point’s storage contracts and current assets. The terms of the term loan agreement contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. Center Point was in compliance with such covenants in 2013 and 2012.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20 million for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20 million at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100 million. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility. Center Point incurred costs of $900 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. As of September 30, 2013, Center Point incurred commitment fees of $78 which have been recorded as interest expense.

The fair value of Center Point’s borrowings, which is determined using Level 2 inputs, approximated their carrying amounts as of December 31, 2012.

Interest expense on the term note and the Credit Facility for the periods indicated was:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2013	2012	2013	2012
$106	$114	$255	$395

10)	ASSET RETIREMENT OBLIGATIONS

The Company has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Company to remove the assets. The recorded liability was $579 and $554 at September 30, 2013 and December 31, 2012, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Company’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Company to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

11)	SEGMENT REPORTING

The Company derives revenues from operating its fourteen liquid bulk storage and terminal facilities. The fourteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

12)	EMPLOYEE BENEFIT PLANS

The Company offers a defined contribution savings plan. Under this plan, the Company matches the amount of employee contributions to specified limits. The Company’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2013	2012	2013	2012
$67	$61	$168	$142

13)	INCOME TAXES

Our Parent has elected to be treated as a Subchapter S Corporation under the Internal Revenue Code and to treat certain subsidiaries as qualified Subchapter S Subsidiaries. Under this election, the Company’s taxable income flows through to the shareholders of our Parent. The shareholders generally will be responsible for the appropriate taxes due on the taxable income. Despite the Subchapter S election for Federal income tax purposes, the Company continued to be treated as a C Corporation and pay corporate taxes in some state and local jurisdictions through June 29, 2013. Effective June 30, 2013, as a result of the Company converting from a corporation to a limited liability company, and pursuant to ASC Topic 740, the Company reversed the net deferred tax liabilities that existed at June 29, 2013, as a decrease of the Company’s provision for income taxes.

The provision (benefit) for income taxes from operations consists of the following:

	Three Months Ended
	September 30,
	2013			2012
	Current	Deferred	Total	Current	Deferred	Total
State	$20	$-	$20	$181	$-	$181

	Nine Months Ended
	September 30,
	2013			2012
	Current	Deferred	Total	Current	Deferred	Total
State	$465	$(1,088)	$(623)	$574	$-	$574

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

The Company and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2009. As of September 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

14)	RELATED PARTY TRANSACTIONS AND BALANCES

The Company enters into transactions with companies in which our parent, and its affiliates, are significant owners (“affiliate” or “affiliated company”). The amounts shown below have been recorded at their exchange value, which is the amount of consideration agreed to by the related parties.

Affiliated companies provide management and marketing services to the Company’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees. Total charges for related party services were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating costs	$976	$861	$2,626	$2,600
Reimbursement for management and marketing services	590	515	1,618	1,544
	$1,566	$1,376	$4,244	$4,144

The Company earned storage revenue from affiliate companies for the periods indicated of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Affiliate revenues	$6,392	$5,214	$20,944	$16,023

Accounts receivable, other current assets and other assets include $763 and $1,895 related to affiliates at September 30, 2013 and December 31, 2012, respectively, and liabilities related to operating costs and management and marketing services of $1,511 and $232 are included in due to affiliate companies at September 30, 2013 and December 31, 2012, respectively.

15)  CONTINGENCIES

The Company is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Company has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material impact on the results of operations, cash flows or financial condition of the Company. As a result, the Company has not accrued for any loss contingencies in 2013 and 2012.

16)	EQUITY-BASED COMPENSATION

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted. The plan is administered by the board of directors of our General Partner (the “Board of Directors”). The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan. The LTIP provides for the issuance of an aggregate of up to 3,000,000 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan. As of September 30, 2013, we have granted awards totaling 90,000 restricted units that vest after three years.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP
(Dollars in thousands, except per unit amounts)
(Unaudited)

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through September 30, 2013. The outstanding balance at September 30, 2013 represents total awards since IPO. There were no forfeitures during the post-IPO period.

		Fair Value at
	Restricted Units	Award Date
Board of directors	90,000	$20.21

For the three months ended September 30, 2013, we recorded non-cash compensation expense relating to equity-based compensation of approximately $12. As described above, the LTIP did not exist in periods prior to September 20, 2013. As of September 30, 2013, the Partnership had unrecognized compensation expense of $1,807.

17)	OFFERING TRANSACTION-RELATED EXPENSES

We incurred generally non-recurring expenses related directly to the IPO of $3,560. These costs consist primarily of legal, accounting, printing and other professional fees associated with the IPO. We reported these amounts as a selling, general and administrative expense for the three and nine months ended September 30, 2013. There were no similar expenses in the corresponding periods in 2012.

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

The Initial Public Offering

Overview

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). On August 14, 2013, the Partnership completed its initial public offering (the “Offering”) of 8,750,000 common units representing limited partner interests in the Partnership (“Common Units”). The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013. On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “WPT”. On September 11, 2013, the Partnership completed the sale of 1,312,500 Common Units at $20.00 per Common Unit pursuant to the full exercise of the underwriters’ option to purchase additional Common Units granted to them in the underwriting agreement dated August 8, 2013. World Point Terminals, LP Predecessor includes the assets, liabilities and results of operations of certain terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil, owned by our primary operating company, Center Point Terminal Company, LLC (“Center Point”), prior to its contribution to the Partnership in connection with the Offering. Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “Company”, “we,” “our,” “us,” or similar expressions for time periods prior to the Offering refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP.

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
In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Center Point, whereby the following transactions, among others, occurred:

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

•
CPT 2010 contributed, as a capital contribution, a limited liability company interest in the Center Point in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units representing limited partner interest in the Partnership (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

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

Terminaling Services Agreements

In connection with the Offering, Center Point entered into a terminaling services agreement with Apex (the “Apex Terminaling Services Agreement”), pursuant to which Apex agreed to store light refined products at seven of the Partnership’s terminals. Center Point also entered into a terminaling services agreement with Enjet, LLC (“Enjet”) (the “Enjet Terminaling Services Agreement” and together with the Apex Terminaling Service Agreements, the “Terminaling Services Agreements”), pursuant to which Enjet agreed to store residual oils at two of the Partnership’s terminals.

The initial term of the Terminaling Services Agreements with respect to each terminal is between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice.

Omnibus Agreement

In connection with the Offering, we entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner, our parent, CPT 2010, Apex and Center Point. This agreement addresses the following matters:

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of September 30, 2013, had a combined available storage capacity of 12.8 million barrels. Since January 1, 2013, we completed construction of and placed into service 212,000 barrels of available storage capacity at our Galveston facility, acquired an additional 0.9 million barrels of available storage capacity (Jacksonville and Albany), and acquired the 49% interest in the Newark terminal (0.5 million barrels), increasing our storage capacity by approximately 14%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We do not take title to any of the products we store or handle on behalf of our customers. For the nine months ended September 30, 2013 and 2012, we generated approximately 84% and 86%, respectively, of our revenue from storage services fees. Of our revenue for the nine months ended September 30, 2013 and 2012, 81% and 84%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of September 30, 2013, approximately 93% of our available storage capacity was under contract. During the five years ended December 31, 2012, more than 95% of our available storage capacity has been under contract. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc.), which represent over 83% of our revenue for the first nine months of 2013, have used our services for an average of approximately ten years.

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

•	During 2013, we have incurred significant costs related to the IPO. Please read “— Results of Operations—Selling, General and Administrative Expenses.”
•
Our historical consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries will no longer be in corporate form and will not be subject to U.S. federal income tax and certain state income taxes in the future.

•
Our historical consolidated financial statements do not include equity earnings from our parent’s joint venture with Apex. The results of operations of the Albany terminal, in which we acquired a 32% interest in August 2013, are represented as equity earnings of the joint venture in our consolidated financial statements.

•	Our historical consolidated financial statements reflect the operations of the Company prior to the additional tankage added during 2013.
•
Our historical consolidated financial statements do not include compensation expense related to our Long Term Incentive Plan (“LTIP”). Awards pursuant to the LTIP will result in compensation expense being recorded over the restriction period, if any, associated with the awards.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:
•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses;

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(in thousands)
REVENUES
Third parties	$14,594	$12,825	$39,946	$39,903
Affiliates	6,392	5,214	20,944	16,023
	20,986	18,039	60,890	55,926

OPERATING EXPENSES
Operating expenses	5,162	5,340	17,363	15,681
Operating expense reimbursed to affiliates	976	861	2,626	2,600
Selling, general and administrative expenses	2,595	67	3,651	254
Selling, general and administrative expenses reimbursed to affiliates	590	515	1,618	1,544
Depreciation and amortization	4,537	3,773	12,895	11,319
Total operating expenses	13,860	10,556	38,153	31,398

INCOME FROM OPERATIONS	7,126	7,483	22,737	24,528

OTHER INCOME (EXPENSE)
Interest expense	(119)	(114)	(256)	(395)
Interest and dividend income	71	39	179	87
Income from joint venture	86		86
Gain (loss) on investments and other-net	(553)	156	111	(225)
Income before income taxes	6,611	7,564	22,857	23,995
Provision for income taxes	20	181	(623)	574
NET INCOME	$6,591	$7,383	$23,480	$23,421

Operating Data:
Available storage capacity, end of period (mbbls)	12,765	11,200	12,765	11,200
Average daily terminal throughput (mbbls)	176	120	157	123

The following table details the types and amounts of revenues generated for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Storage services fees:
Base storage services fees	$17,078	$15,680	$49,471	$46,981
Excess storage services fees	314	310	1,424	1,138
Ancillary services fees	2,868	1,654	7,883	6,365
Additive services fees	726	395	2,112	1,442
Revenue	$20,986	$18,039	$60,890	$55,926

The following table details the types and amounts of our operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Operating Expenses:
Labor	$2,671	$2,226	$7,192	$6,348
Utilities	718	556	2,774	2,285
Insurance premiums	335	310	968	940
Repairs and maintenance	848	1,575	3,145	4,034
Property taxes	171	448	1,092	1,343
Other	1,395	1,086	4,818	3,331
Total operating expenses	$6,138	$6,201	$19,989	$18,281

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues for the three months ended September 30, 2013 increased by $2.9 million, or 16%, compared to the three months ended September 30, 2012.

Storage Services Fees. Storage services fees increased by $1.4 million for the three months ended September 30, 2013 compared to the same quarter in the prior year.
•
Base storage services fees. Base storage services fees for the three months ended September 30, 2013 increased by $1.4 million or 9% from the three months ended September 30, 2012, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of capacity at the Jacksonville terminal due to the completion of the acquisition of 450,000 barrels of capacity and the addition of a long-term contract at the Weirton terminal in the fourth quarter of 2012.

•	Excess storage services fees. Excess storage services fees for the three months ended September 30, 2013 remained consistent compared to the three months ended September 30, 2012.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended September 30, 2013 increased by $1.5 million or 75% compared to the three months ended September 30, 2012 primarily as a result of increased activity at the Newark and Baton Rouge terminals as well as expanded operations at the Jacksonville terminal.

Operating Expenses. Operating expenses for the three months ended September 30, 2013 decreased by $0.1 million, or 1%, compared to the three months ended September 30, 2012. This decrease was primarily attributable to (i) a $0.7 million decrease in repairs and maintenance and (ii) a $0.3 million decrease in property taxes, offset by a (iii) a $0.4 million increase in labor costs due to the expanded operations at the Jacksonville terminal and normal wage increases, (iv) a $0.2 million increase in utility costs due to the higher level of heat applied to customers’ products, (v) a $0.3 million increase in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2013 increased by $2.6 million, or 447%, compared to the three months ended September 30, 2012. Selling, general and administrative expenses increased as a result of costs incurred in connection with our initial public offering.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2013 increased by $0.8 million, or 20%, compared to the three months ended September 30, 2012. This increase is due to the assets under construction which were placed in service at the Weirton and Galveston terminal and the acquisition of additional terminal assets adjacent to the Jacksonville terminal.

Interest Expense. Interest expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 decreased as a result of the payoff of the term loan offset by an increase in commitment fees and amortization of loan fees on the revolver.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2013 increased slightly compared to the three months ended September 30, 2012. This increase was attributable to higher amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended September 30, 2013 decreased $0.8 million to a loss of $0.6 million compared to a gain of $0.2 million for the three months ended September 30, 2012. The decrease was primarily attributable to a September 30, 2013 mark-to-market loss on investments of compared to a mark-to-market gain on investments recorded at September 30, 2012.

Income Tax Expense. Income tax expense for the three months ended September 30, 2013 remained consistent with the three months ended September 30, 2012.

Net Income. Net income for the three months ended September 30, 2013 decreased by $0.8 million, or 11%, compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Revenues for the nine months ended September 30, 2013 increased by $5.0 million, or 9%, compared to the nine months ended September 30, 2012.

Storage Services Fees. Storage services fees increased by $2.8 million for the nine months ended September 30, 2013.
•
Base storage services fees. Base storage services fees for the nine months ended September 30, 2013 increased by $2.5 million or 5% from the nine months ended September 30, 2012, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of capacity at the Jacksonville terminal due to the completion of the acquisition of 450,000 barrels of capacity and the addition of a long-term contract at the Weirton terminal in the fourth quarter of 2012.

•
Excess storage services fees. Excess storage services fees for the nine months ended September 30, 2013 increased by $0.3 million or 23% from the nine months ended September 30, 2012, primarily as a result of increased throughput at the Newark and North Little Rock terminals as well as the expanded operations at the Jacksonville terminal offset by a decrease at the Chesapeake terminal.

Ancillary and Additive Services Fees. Ancillary and additive services for the nine months ended September 30, 2013 increased by $2.2 million or 28% compared to the nine months ended September 30, 2012 primarily as a result of increased activity at the Newark terminal as well as the expanded operations at the Jacksonville terminal.

Operating Expenses. Operating expenses for the nine months ended September 30, 2013 increased by $1.7 million, or 9%, compared to the nine months ended September 30, 2012. This increase was primarily attributable to (i) a $0.8 million increase in labor costs due to the expanded operations at the Jacksonville terminal and normal wage increases, (ii) a $0.5 million increase in utility costs due to the higher level of heat applied to customers’ products, (iii) a $0.1 million increase in equipment rentals relating to repair work at the Baton Rouge and Granite City terminals and (iv) a $1.5 million increase in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal, offset by (i) a decrease in repairs and maintenance of $0.9 million and (ii) a decrease in property taxes of $0.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2013 increased by $3.4 million, or 193%, compared to the nine months ended September 30, 2012. Virtually all of the increase in selling, general and administrative expenses is a result of a higher level of due diligence costs related to potential acquisitions and legal and professional fees related to our initial public offering.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2013 increased by $1.6 million, or 14%, compared to the nine months ended September 30, 2012. This increase is due to the assets under construction which were placed in service at the Weirton and Galveston terminals and the acquisition of additional terminal assets adjacent to the Jacksonville terminal.

Interest Expense. Interest expense for the nine months ended September 30, 2013 decreased by $0.1 million, or 35%, compared to the nine months ended September 30, 2012. This decrease was due to decreased borrowings period-over-period as a result of scheduled principal payments offset by an increase in commitment fees and amortization of loan fees associated with the revolver.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2013 increased by $0.1 million compared to the nine months ended September 30, 2012. This increase was attributable to higher amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the nine months ended September 30, 2013 increased to a gain of $0.1 million from ($0.2) million in 2012. The increase was primarily attributable to a slight mark-to-market loss on investments in 2013 and a $0.5 million loss on disposition of assets in 2012.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2013 decreased by $1.2 million or 209% compared to the nine months ended September 30, 2012 as a result of the reversal of the deferred tax liabilities associated with the company converting from a corporation to a limited liability company as explained in Note 2 to the condensed consolidated financial statements.

Net Income. Net income for the nine months ended September 30, 2013 increased slightly compared to the nine months ended September 30, 2012.

Non-GAAP Financial Measure. In addition to the GAAP results provided in this quarterly report on Form 10-Q, we provide a non-GAAP financial measure, Adjusted EBITDA. A reconciliation from GAAP to the non-GAAP measurement is provided below. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense and depreciation and amortization expense, as further adjusted to remove gain or loss on investments and on the disposition of assets and non-recurring IPO expenses.

Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•            our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;

•            the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•            our ability to incur and service debt and fund capital expenditures; and

•            the viability of acquisitions and other capital expenditure projects and the returns on investment in various opportunities.

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to shareholder / unitholders	$6,495	$7,036	$22,937	$22,380
Depreciation and amortization	4,537	3,773	12,895	11,319
Depreciation and amortization – CENEX joint venture	46	-	46	-
Provision (benefit) for income taxes	20	181	(623)	574
Interest expense and other	119	114	256	395
Non-recurring IPO expenses	2,703	-	3,560	-
Interest and dividend income	(71)	(39)	(179)	(87)
Equity based compensation expense	12	-	12	-
(Gain) loss of investments and other - net	553	(156)	(111)	225
Adjusted EBITDA	$14,414	$10,909	$38,793	$34,806

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

Term Note

The $8.1 million outstanding on our term loan payable to a commercial bank was paid in full from the proceeds from the Offering.

Loan Activity with Affiliate

In April 2013, the Company borrowed $12.5 million from an affiliate. The liability was assumed by CPT 2010 in connection with the Offering.

Cash Flows

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2013 were as follows:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$36,305	$35,675	$630	2%
Net cash used in investing activities	$(33,592)	$(13,971)	$(19,621)	(140)%
Net cash provided by (used) in financing activities	$16,306	$(3,886)	$20,192	520%

Cash Flows From Operating Activities. Net cash flows from operating activities for the nine months ended September 30, 2013 increased by $0.1 million, compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $1.8 million decrease in income from operations offset by a $0.4 million increase in cash provided by working capital and $1.6 million increase in depreciation and amortization.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2013 increased by $19.6 million, or 140%, compared to the nine months ended September 30, 2012. This increase was primarily attributable to higher capital expenditures of $21.0 million, primarily related to the purchase of the Jacksonville terminal in April of 2013 for $23.0 million, and lower investment sales of $0.2 million offset by lower investment purchases of $1.6 million.

Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2013 increased $20.2 million or 520% compared to the nine months ended September 30, 2012. This increase was attributable to advances from affiliates and proceeds from the initial public offering, partially offset by higher distributions.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2013 were as follows:

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years

Loan commitment fee	$2,963	$608	$1,218	$1,137	-
Distribution of IPO proceeds to Parent	975	975	-	-	-
Accrued quarterly distribution	5,174	5,174	-	-	-
Operating lease obligations	1,783	71	536	513	663
Total	$10,895	$6,828	$1,754	$1,650	$663

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

For the nine months ended September 30, 2013, our capital expenditures were $33.5 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the nine months ended September 30, 2013 and our expected capital expenditures for 2013 are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
	(In thousands)

Maintenance capital expenditures	$823	$3,793
Expansion capital expenditures	4,091	29,701
Total	$4,914	$33,494

Of the $29.7 million of expansion capital expenditures during the first nine months of 2013, $23.2 million related to the purchase of terminal assets adjacent to the Jacksonville terminal and $0.7 million related to expanding the truck bay and connection of the expanded facility. In addition, $1.6 million was used to construct additional tanks at our terminals, $1.9 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $2.3 million was used to convert the Weirton terminal to support crude oil gathering operations.

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

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2017 based on remaining contract terms at October 31, 2013.

Year ending December 31,	Expected Revenue
under Base Storage
Contracts
(In thousands)

2013	$74,006
2014	64,152
2015	35,669
2016	20,592
2017 or more years remaining	14,643

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

Critical Accounting Policies and Estimates

As of September 30, 2013, there have been no significant changes to our critical accounting estimates disclosed in the Prospectus.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2013, the Partnership priced an initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts) (the “Offering”). The Offering was made pursuant to a registration statement on Form S-1 originally filed on September 17, 2013, as amended through August 8, 2013 (Registration No. 333-189396) that was declared effective by the SEC on August 8, 2013. On September 11, 2013, the underwriters exercised in full their option to purchase an additional 1,312,500 common units (the “Over-Allotment Option”). Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Stifel, Nicolaus & Company, Incorporated, acted as joint book-running managers for the Offering. BNP Paribas Securities Corp., Stephens Inc., Wedbush Securities Inc. acted as co-managers for the Offering.

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

•
CPT 2010 contributed, as a capital contribution, a limited liability company interest in the Center Point in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units representing limited partner interest in the Partnership (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

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

WORLD POINT TERMINALS, LP

	By:	WPT GP, LLC, its General Partner

Date: November 14, 2013	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

