Form 10-K
period 2013-12-31
World Point Terminals, LP
filed 2014-03-26
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 333-189396

World Point Terminals, LP
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
(Address of Principal Executive Offices)

(314) 889-9660
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	Registered
Common Limited Partner Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
  (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's equity was not listed on any domestic exchange or over-the-counter market. The registrant's common units began trading on the New York Stock Exchange on August 9, 2013. As of February 28, 2014, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $213 million, based on the closing price of the registrant's common units reported on the New York Stock Exchange on such date of $21.00 per share. On February 28, 2014, the Registrant had 16,575,507 common units and 16,485,507 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

References in this Annual Report to (i) “World Point Terminals, LP,” the “Partnership,” “WPT,” “we,” “our,” “us” or like terms when used in a historical context refer to the businesses of Center Point Terminal Company, our predecessor for accounting purposes, also referred to as “Center Point” or “our predecessor,” and when used in the present tense or prospectively, refer to World Point Terminals, LP, a Delaware limited partnership, and its subsidiaries; (ii) “our general partner” refer to WPT GP, LLC, the general partner of the Partnership; (iii) “our parent” refer to World Point Terminals, Inc. and its subsidiaries; (iv) “Apex” refer to Apex Oil Company, Inc. and its subsidiaries; (v) “the controlling shareholders” refer to Paul A. Novelly, the chairman of the board of directors of our parent, our general partner and Apex, and his family, who together control our parent and Apex; (vi) “our sponsors” refer to our parent, Apex and the controlling shareholders, collectively, and (vii) “the selling unitholder” refer to CPT 2010, LLC, a wholly owned subsidiary of our parent.

PART I

Item 1. Business

General Overview

We are a fee-based, growth-oriented Delaware limited partnership formed in 2013 to own, operate, develop and acquire terminals and other assets relating to the storage of petroleum products, including light refined products, heavy refined products and crude oil. Through our subsidiary Center Point, we own and operate 12.8 million barrels of tankage at terminals which are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States. We operate and report in one business segment.

Most of our terminal facilities are strategically located on major waterways, providing easy ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

Our parent owns and controls our general partner, which has a 0.0% non-economic interest, and owns, directly and indirectly, approximately 69.3% of all of our limited partner interests.

On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “WPT.” On August 14, 2013, the Partnership closed its initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit (the “Offering”). On September 11, 2013, the Partnership completed the sale of 1,312,500 common units at a price to the public of $20.00 per unit. We issued to our parent, Apex and PAN Group, L.L.C., 20%, 20% and 60%, respectively, of the incentive distribution rights (“IDRs”) of WPT.

At December 31, 2013, we had outstanding 16,575,507 common units and 16,485,507 subordinated units representing our limited partner interests, a 0.0% general partner interest and the IDRs. The common units held by the public represent 30.7% of all of our outstanding limited partner interests.

The following chart depicts our ownership structure as of December 31, 2013 and approximate ownership percentages.

Controlling Shareholders
89%
100%
53%
PAN Group, L.L.C.
60% of Incentive Distribution Rights
Apex Oil Company, Inc.
20% of Incentive Distribution Rights
World Point Terminals, Inc.
(our parent)
20% of Incentive Distribution Rights
100%
WPT GP, LLC
(our General Partner)
100%
CPT 2010, LLC
6,423,007 Common Units
16,485,507 Subordinated Units
0% non-economic
General Partner interest
69.3%
Limited Partner
Interest
Public
Unitholders
10,152,500
Common Units
30.7%
Limited Partner
Interest
World Point Terminals, LP
(the Partnership)
NYRSE: WPT
68% Ownership
Interest
100%
Center Point Terminal
Company. LLC
32% Ownership
Interest
100%
Cenex Rensselear
Terminal, LLC
(Albany Terminal)
Operating Subsidiaries

Our Business Strategies

Our primary business objective is to generate stable cash flows to enable us to pay quarterly cash distributions to our unitholders and to increase our quarterly cash distributions over time. We intend to accomplish this objective by executing the following business strategies:

Generate stable cash flows through the use of long-term, fee-based contracts with our customers, including our terminaling services agreements with Apex. We generate revenues from customers who pay us storage services fees based on the amount of contracted storage capacity, as well as excess storage services fees based on the volume of refined products and crude oil handled by our terminals above the contract minimum. We do not have direct commodity price risk because we do not own any of the products at our terminals. On August 14, 2013, to provide further stability to our cash flows, we entered into long-term terminaling services agreements pursuant to which Apex reserved 5.7 million barrels of storage capacity at our terminals. As of December 31, 2013, Apex’s obligation was reduced to 5.2 million barrels of storage capacity as Apex relinquished capacity to third parties who contracted for the tankage at equal or higher rates per barrel. We believe that the fee-based nature of our business, Apex’s minimum storage capacity commitment and the long-term nature of our contracts with Apex and our other customers will provide stability to our cash flows.

Capitalize on organic growth opportunities by expanding and developing the assets and properties that we already own. We continually evaluate opportunities to expand our existing asset base and will consider constructing new refined product terminals in areas of high demand. Since January 1, 2008, we have constructed and placed into commercial service approximately 2.0 million barrels of available storage capacity at our Galveston, Jacksonville and Memphis terminals. We will continue to evaluate adding storage capacity in order to meet increasing demand for our terminal services. We also seek to identify and pursue opportunities to increase our utilization, improve our operating efficiency, further diversify our customer base and expand our service offerings to existing customers, which we believe is an efficient and cost-effective method to achieve organic growth.

Grow our business by pursuing accretive acquisitions of fee-based terminaling and related assets from Apex and third parties. We intend to pursue strategic and accretive acquisitions of fee-based terminaling and related assets from Apex and third parties that expand or complement our existing asset portfolio. In addition to evaluating Apex’s terminaling assets covered by a right of first offer granted to us at the closing of the Offering, we will continually monitor the marketplace to identify and pursue third party acquisitions, whether within our existing geographies or new regions. If we are successful in completing the acquisition of any terminal or related business, we will seek to operate it more efficiently and competitively than the prior owner, thereby enhancing cash flow to us. Please read “—Our Relationship with Our Sponsors” below.

Maintain sound financial practices to ensure our long-term viability. We are committed to disciplined financial analysis and a balanced capital structure, which we believe will serve the long-term interests of our unitholders. We intend to maintain a conservative and balanced capital structure which, when combined with our stable, fee-based cash flows, should afford us efficient access to capital markets at a competitive cost of capital. Consistent with our disciplined financial approach, in the long-term, we intend to fund the capital required for expansion and acquisition projects through a balanced combination of equity and debt capital. At December 31, 2013, we had no debt outstanding, and have available a $200 million revolving credit facility. We believe this approach will provide us the flexibility to pursue accretive acquisitions and organic growth projects as they become available.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully because of the following competitive strengths:

Strategically located and highly flexible asset base. At December 31, 2013, we owned and operated 15 strategically positioned terminals that have 12.8 million barrels of total refined product and crude oil storage capacity. We provide critical logistics services for refiners, marketers and distributors of refined products. Fourteen of our terminals have capabilities to receive product from waterborne vessels, and 10 of our terminals provide our customers with more than one method of loading capabilities for downstream distribution. We believe that our ability to offer several modes of inbound and downstream transportation gives us the flexibility to meet the evolving demands of our existing customers and prospective customers.

Established relationships with longstanding customers generating stable cash flows. We have cultivated valuable long-term relationships with our customers and, as a result, have historically enjoyed stable cash flows and minimal customer turnover. As of December 31, 2013, approximately 93% of our available storage capacity was under contract, and our top ten customers for the year ended December 31, 2013 have used our services for an average of more than ten years. Our top ten customers include several major oil and natural gas companies. We believe that our reputation as a reliable and cost-effective supplier of services will help us maintain strong relationships with our existing customers and will assist us in our efforts to develop relationships with new customers.

Our relationship with Apex. We intend to continue to act as Apex’s primary refined products and crude oil infrastructure investment vehicle. We believe that our sponsors, as the owners of a 69.3% limited partner interest in us, our general partner and all of our incentive distribution rights, are motivated to promote and support the successful execution of our principal business objectives and to pursue projects that directly or indirectly enhance the value of our assets through, for example, the following:

•	Acquisition Opportunities. Apex owns terminals located in the East Coast and Gulf Coast regions that are strategic to Apex’s distribution and marketing business. We believe that these terminals would complement our existing asset base. At the closing of the Offering, we entered into an omnibus agreement pursuant to which Apex granted us a right of first offer to acquire each of its terminal assets should Apex desire to sell them. We expect that Apex will continue as the primary customer of these assets after any purchase. In addition, we have a right of first offer to purchase certain terminaling and ancillary assets that Apex may purchase or construct in the future.

•	Market knowledge and customer relationships. We believe that Apex’s active participation in the distribution and marketing business and its their unique insights into business opportunities in our industry will help us identify, evaluate and pursue attractive commercial growth opportunities, which may include expansion at existing facilities, the acquisition of assets from our sponsors or third parties or the construction of new assets. In addition, Apex has established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business by creating opportunities with new customers and identifying new markets.

•	Terminaling Services Agreements. Under terminaling services agreements that we entered into in connection with the closing of the Offering, Apex will pay us fees to receive integrated terminaling services for a period of one year to five years based on the terminal location. As of December 31, 2013, the weighted average term of these agreements, measured by revenue, is approximately three years and the agreements contain a storage commitment to us of 5.2 million barrels. We expect the agreements will generate $27.5 million in storage services fees for the year ending December 31, 2014.

Executive team with significant industry experience and management expertise. The members of our general partner’s management team have an average of over 25 years’ experience in the energy industry, each having held senior management positions in energy companies during their respective careers. As a result, the members of the management team possess significant experience with regard to the implementation of acquisition, operating and growth strategies in the refined product and crude oil logistics industry.

2013 Developments

Initial Public Offering

On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “WPT.” On August 14, 2013, World Point Terminals, LP closed its initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit. On September 11, 2013, the Partnership completed the sale of 1,312,500 additional common units at a price to the public of $20.00 per unit.

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the general partner and Center Point, whereby the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 common units;

•	Our parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 common units and the Partnership’s assumption of $14,100,000 of our parent’s debt. The 1,312,500 common units were then redeemed and sold to the public effective September 11, 2013;

•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in Center Point in exchange for (a) 6,423,007 common units, and (b) 16,485,507 subordinated units representing a 69.5% limited partner interest in the Partnership;

•	the general partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex and PAN Group, L.L.C., 20%, 20% and 60% of the incentive distribution rights of the Partnership; and

•	the public, through the underwriters, contributed $77,435,000 in cash (or $72,498,519, net of the underwriters’ discounts and commissions of $4,936,481) to the Partnership in exchange for the issuance of 3,871,750 common units by the Partnership.

Our Relationship with Our Sponsors

Our parent owns a 69.3% limited partner interest in us through its indirect ownership of 6,423,007 common units and 16,485,507 subordinated units through its ownership of CPT 2010. Our parent may develop new terminals and acquire and hold third party terminals. Our parent may contribute these terminals to us in the future upon the development or substantial utilization of these assets although it has no obligation to do so.

One of our principal attributes is our relationship with Apex, which is controlled by Paul A. Novelly and members of his family. Approximately 34% of our revenue for 2013 was derived from Apex. Formed in 1932, Apex is a distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States and international markets. For the three years ended September 30, 2013, Apex has averaged annual revenue in excess of $6.0 billion and sales in excess of 50 million barrels of refined products. Our terminals provide critical logistics services that support Apex’s distribution and marketing operations.

The controlling shareholders indirectly control our general partner, and our sponsors own all of our incentive distribution rights. Because our sponsors will benefit from increases in our cash distributions through their ownership of our incentive distribution rights, our sponsors are positioned to benefit directly from facilitating our ability to pursue accretive growth projects, including organic and new build expansions as well as acquisitions from Apex and third parties. Additionally, the controlling shareholders will benefit from such acquisitions through the indirect ownership of our common and subordinated units.

Apex is involved in the terminaling, distribution and marketing of refined petroleum products and owns the following terminals that may be suitable to our operations in the future:

	Available	% of
	Storage	Total
	Capacity	Available
	(shell	Storage
Location	mbbls)	Capacity	Product	Supply Method	Delivery Method
East Coast
Albany, NY (1)	816	10.4%	Gasoline, Distillate	Barge, Rail, Ship	Truck
Greensboro, NC	684	8.7%	Gasoline, Distillate, Biodiesel	Colonial Pipeline, Truck	Truck
Baltimore, MD (North)	797	10.2%	Gasoline, Distillate	Barge, Ship, Truck, Colonial Pipeline	Truck
Baltimore, MD (South)	1,536	19.6%	Gasoline, Distillate, Biodiesel, Liquid Asphalt, Crude Oil	Barge, Ship, Truck	Truck
Wilmington, NC	1,485	19.0%	Gasoline, Liquid Asphalt, Distillate	Barge, Rail, Ship, Truck	Truck
Gulf Coast
Mt. Airy, LA	2,504	32.0%	No. 6 Oil, Liquid Asphalt, Light Oil	Barge, Ship, Truck	Truck
	7,822	100.0%

(1)	The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 816,000 barrels of available storage capacity represents Apex’s proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.

Our omnibus agreement provides us with a right of first offer on Apex’s terminaling assets, including the facilities listed above. Pursuant to this right, Apex is required to offer us the opportunity to acquire these assets and any terminaling assets that Apex may acquire or construct in the future if it decides to sell them. Apex is the primary user of these terminals, and we expect that Apex would be the primary customer at these terminals after any purchase of such terminals by us. The consummation and timing of any acquisition of assets owned by Apex will depend upon, among other things, Apex’s willingness to offer the asset for sale and obtain any necessary consents, the determination that the asset is suitable for our business at that particular time, our ability to agree on a mutually acceptable price, our ability to negotiate an acceptable purchase agreement and terminal services agreement with respect to the asset and our ability to obtain financing on acceptable terms. While our sponsors are not obligated to sell us any assets or promote and support the successful execution of our growth plan and strategy, we believe that our sponsors’ significant economic stake in us provides them with a strong incentive to do so. We do not have a current agreement or understanding with Apex to purchase any assets covered by the right of first offer.

Our Assets and Operations

Terminal Assets

Our terminal assets are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States. Refiners typically use our terminals because they prefer to subcontract terminaling and storage services or their facilities do not have adequate storage capacity or dock infrastructure or do not meet specialized handling requirements for a particular product. We also provide storage services to distributors, marketers and traders that require access to large, strategically located storage capacity with efficient access to transportation infrastructure and in close proximity to refineries, demand markets or export hubs. Our combination of geographic location, efficient and well-maintained storage assets and access to multiple modes of transportation gives us the flexibility to meet the evolving demands of our existing customers, as well as the demands of prospective customers.

The following table and discussion of our terminal assets sets forth certain information regarding our terminals and related assets as of December 31, 2013.

	Available	% of
	Storage	Total
	Capacity	Available		Facility Site
	(shell	Storage		Owned/
Location	mbbls)	Capacity	Product	Leased	Supply Method	Delivery Method
East Coast
Albany, NY (1)	384	3.0%	Gasoline, Distillate, Kerosene, Ethanol	Owned	Barge, Ship, Rail	Truck
Baltimore, MD	1,267	9.9%	Gasoline, No. 2 Oil, Kerosene, Ultra Low Sulfur Diesel, Ethanol	Owned	Barge, Ship, Colonial Pipeline	Truck, Ship, Barge
Chesapeake, VA	560	4.4%	Gasoline, Liquid Asphalt, Distillate, Aviation Gas, Vegetable Oil, Biodiesel	Owned	Barge, Rail, Ship, Colonial Pipeline	Truck
Gates, NY	276	2.2%	Gasoline, Distillate, Ethanol, Jet Fuel	Owned	Buckeye Pipeline, Sun Pipeline	Truck
Glenmont, NY	2,103	16.5%	Gasoline, Distillate, Kerosene, Biodiesel, Butane	Owned	Barge, Ship	Truck
Jacksonville, FL	1,130	8.8%	Gasoline, Distillate, Biodiesel, Ethanol	Owned	Barge, Rail, Ship, Truck	Truck, Barge
Newark, NJ	1,064	8.3%	Gasoline, Distillate, Biodiesel, Ethanol	Owned	Barge, Colonial Pipeline	Truck, Barge
Weirton, WV	680	5.3%	Crude Oil, Condensate, Biodiesel	Owned	Barge, Truck	Barge
Gulf Coast
Baton Rouge, LA	1,640	12.9%	No. 6 Oil, Vacuum Gas Oil, Liquid Asphalt, Carbon Black	Leased	Barge, Rail, Ship	Barge, Rail, Truck
Galveston, TX	2,020	15.8%	Vacuum Gas Oil, Vacuum Tower Bottoms, Bunker Fuel, No. 6 Oil	Owned and Leased	Barge, Ship	Barge, Ship, Truck
Midwest
Granite City, IL	821	6.4%	Liquid Asphalt, Polymer Facility	Leased	Barge, Rail	Barge, Rail, Truck
Memphis, TN	213	1.7%	Jet Fuel, Aviation Gas, Distillate	Owned	Barge	Truck, Barge
N. Little Rock, AR	130	1.1%	Caustic, Diesel, Biodiesel	Owned	Barge	Truck, Pipeline
Pine Bluff, AR	126	1.0%	No. 2 Oil, Caustic	Owned	Barge	Truck, Barge, Pipeline
St. Louis, MO	351	2.7%	Liquid Asphalt	Owned	Barge	Truck, Barge
	12,765	100.0%

(1)
The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 384,000 barrels of available storage capacity represents our proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.

East Coast

Our terminaling services in the Northeast region often serve as pooling points that aggregate product delivered by pipeline or barge for delivery to distributors in order to meet local refined product demand. The Northeast region is also a heavy user of heating oil because of the logistical issues associated with natural gas transportation in the area. Accordingly, our assets in the Northeast region primarily handle gasoline, jet fuel, ultra-low sulfur diesel, biodiesel, No. 2 heating oil and ethanol.

Albany Terminal. We own a 32% interest in the Albany terminal, located in Rensselaer, New York, through a joint venture agreement with Apex, which operates the terminal and owns the remaining 68% interest. The products stored at the terminal include gasoline, distillate and kerosene.

Storage Capacity. The Albany terminal operates 20 tanks ranging in size from 5,100 to 110,000 barrels, with a total available storage capacity of 1,200,000 barrels.

Loading and Transport Capabilities. The terminal includes a four bay truck loading rack.

Connectivity. Products are received by barge, rail or truck and are generally transported from the terminal by truck.

Customer Base and Contracts. Approximately 43% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2015. Approximately 13% of the available storage capacity of the terminal is under contract with a major oil company.

Baltimore Terminal. The Baltimore terminal is located in Southwest Baltimore and is currently used to store gasoline, heating oil and diesel fuel.

Storage Capacity. The Baltimore terminal operates 11 tanks ranging in size from 67,000 to 251,000 barrels, with a total available storage capacity of 1,267,000 barrels.

Loading and Transport Capabilities. In 2011, we constructed a pipeline to connect the terminal with the dock at an adjacent terminal providing river access. Most products are received via pipeline or barge. The terminal also has a truck loading rack with six automated loading bays.

Connectivity. Products are received from the Colonial pipeline or by barge and transported from the terminal by truck, ship or barge.

Customer Base and Contracts. Approximately 63% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2016. The remainder of the capacity is under contract with various third parties.

Chesapeake Terminal. The Chesapeake terminal, located in Chesapeake, Virginia on the Elizabeth River a short distance from Chesapeake Bay, stores light refined products (gasoline, diesel and fuel oil) and liquid asphalt. The terminal facility site includes substantial additional land for expansion.

Storage Capacity. The Chesapeake terminal consists of 11 tanks ranging in size from 10,000 to 81,000 barrels, with a total available storage capacity of approximately 560,000 barrels. Light refined products (gasoline, diesel and fuel oil) and vegetable oils account for 395,000 barrels of our storage capacity, and the remaining 165,000 barrels of capacity is used for storing liquid asphalt.

Loading and Transport Capabilities. The terminal contains a ship and barge loading facility consisting of a fixed dock capable of accommodating ships and barges. The terminal includes a light refined product truck loading rack with two automated loading bays with five bottom-loading arms at each bay and one top loading bay. The liquid asphalt truck loading rack has two top-loading bays.

Connectivity. Light refined products are received from the Colonial pipeline or by barge and generally transported from the terminal by truck. Vegetable oils are received primarily by pipeline from a nearby producer but may also be received by ship or barge and transported from the terminal by ship or barge. Liquid asphalt is generally received by barge or rail and transported from the terminal by truck.

Customer Base and Contracts. All of the available storage capacity of the terminal is under contract. 165,000 barrels of liquid asphalt storage capacity is contracted with Apex though at least December 31, 2014. This agreement provides for a base storage fee plus additional payments for heating the asphalt. Apex has contracted to store 78,000 barrels of light refined products. Two large oil companies have contracted to store 183,000 barrels and a large grain producer has contracted for the remaining 133,000 barrels.

Gates Terminal. The Gates terminal is located near Rochester, New York and is used to store gasoline, heating oil and diesel fuel.

Storage Capacity. The Gates terminal has seven tanks ranging in size from 5,000 to 96,000 barrels, with a total available storage capacity of 276,000 barrels.

Loading and Transport Capabilities. The terminal has a truck loading rack with four loading bays. The terminal does not have a dock.

Connectivity. Products are received from either the Buckeye or Sun pipeline and are transported from the terminal by truck.

Customer Base and Contracts. 229,000 barrels of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2014 and an oil marketing company has contracted for the remaining 47,000 barrels.

Glenmont Terminal. The Glenmont terminal is located near Albany, New York on the west shore of the Hudson River and stores gasoline, diesel, kerosene and ice melt.

Storage Capacity. The Glenmont terminal consists of 12 tanks ranging in size from 55,000 barrels to 271,000 barrels with a total available storage capacity of 2,103,000 barrels.

Loading and Transport Capabilities. The dock facility at the terminal is rated to handle a vessel 750 feet in length and 200 feet in width, with a draft over 30 feet. The terminal has a truck loading rack with five automated loading bays, and has easy access to major highways. The terminal also includes a marine vapor recovery unit. In 2012, we constructed a pipeline to connect the facility with an adjacent terminal, which provides enhanced dock access and transport capabilities.

Connectivity. Products are received by barges traveling the Hudson River and are transported from the terminal by truck or pipeline to a nearby terminal.

Customer Base and Contracts. Approximately 82% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2015. The remaining available storage capacity of the terminal is under contract to a major oil company.

Jacksonville Terminal. The Jacksonville terminal is located in Jacksonville, Florida and stores gasoline and diesel fuel.

Storage Capacity. The original Jacksonville terminal was constructed in 2011 and includes nine tanks ranging from 27,000 to 81,000 barrels, with a total available storage capacity of 680,000 barrels. In April 2013, we purchased an adjacent terminal with 13 tanks ranging in size from 6,000 to 54,000 barrels, with a total available storage capacity of 450,000 barrels. Our combined facilities have a total available storage capacity of 1,130,000 barrels. Construction of a pipeline connecting the two facilities was completed in 2013.

Loading and Transport Capabilities. The combined terminals have two truck racks with a total of six loading bays and an offloading station for ethanol. The terminal includes a dock located on the St. John’s River in Jacksonville Harbor capable of handling vessels up to 680 feet in length.

Connectivity. Products are received by ship, barge, truck or rail and are transported from the terminal by truck or barge.

Customer Base and Contracts. Two major oil companies have contracted for an aggregate minimum of 225,000 barrels of light refined products throughput per month. These customers have throughput significantly more volume than their minimums since the inception of the contracts. Apex has contracted to store 333,000 barrels of light refined products through at least August 13, 2016.

Newark Terminal. The Newark terminal is located in Newark, New Jersey in New York Harbor and stores gasoline, heating oil, biodiesel and diesel fuel.

Storage Capacity. The Newark terminal operates 12 tanks ranging in size from 10,000 to 151,000 barrels, with a total available storage capacity of 1,064,000 barrels.

Loading and Transport Capabilities. The terminal has a dock on New York Harbor, which is a New York Mercantile Exchange delivery point, built to handle vessels up to 460 feet in length and also receives product from the Colonial pipeline. The terminal has a truck loading rack with 12 automated loading bays and a marine operation for fueling vessels. In 2008, we completed the addition of a marine vapor recovery system, which increased our light refined product handling capability.

Connectivity. Products are received by barge or from the Colonial pipeline and are transported from the terminal by truck or barge.

Customer Base and Contracts. Approximately 37% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018. The remaining capacity of the terminal is under contract with various third parties.

Weirton Terminal. The Weirton terminal is located in Weirton, West Virginia and stores crude oil from the Marcellus shale fields.

Storage Capacity. Pursuant to a five-year contract with a major oil company, we completed the renovations to the Weirton terminal facility in February 2013, and the terminal currently operates five tanks ranging in size from 55,000 to 225,000 barrels, with a total available storage capacity of 680,000 barrels.

Loading and Transport Capabilities. The terminal has seven truck offloading stations.

Connectivity. The crude oil is delivered by truck and is transported from the terminal by rail or barge.

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through at least December 31, 2017.

Gulf Coast

Due to the significant industrial demand for heavy products in the Gulf Coast region, excess supply from other geographies moves to this region where industrial demand and export opportunities are greater. Bulk storage and blending of heavy refined product in the Gulf Coast region are the core services our Gulf Coast terminals provide. Increased regulatory and customer driven product specifications offer a substantial opportunity to utilize these assets to meet our customers blending requirements. Our Gulf Coast facilities primarily handle heavy products such as No. 6 oil, liquid asphalt, vacuum gas oil and bunker fuels, among others.

Baton Rouge Terminal. The Baton Rouge terminal is located in Port Allen, Louisiana on the west bank of the Mississippi River and stores liquid asphalt and heavy residual fuels. The terminal facility site includes additional land for expansion.

Storage Capacity. The Baton Rouge terminal operates 11 heated and insulated tanks ranging in size from 56,000 to 203,000 barrels, with a total available storage capacity of 1,640,000 barrels.

Loading and Transport Capabilities. The dock facility consists of a floating dock barge, which is attached to a fixed dock operated by the Port of Greater Baton Rouge, along with loading hoses, piping, lighting and jib cranes. The floating dock can accommodate multiple barges at a time, and the fixed dock is capable of handling two marine tanker ships. The terminal can accommodate up to eight rail cars and two trucks at a time at its loading racks.

Connectivity. Products are received by ship, barge and rail and are transported from the terminal by barge, rail and truck.

 Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 55,000 to 711,000 barrels. At December 31, 2013, approximately 43% of the available storage capacity of the terminal was under contract with Apex through at least August 13, 2018. Upon completion of repairs in February 2014, Apex agreed to add the one remaining tank to its contract for an initial term of one year, bringing Apex up to 55% of the available capacity at the terminal.

Galveston Terminal. The Galveston terminal is located on Pelican Island, along the north side of the Galveston Channel inshore of the Gulf of Mexico and stores various heavy residual fuels.

Storage Capacity. The Galveston terminal includes 26 tanks ranging in size from 10,000 barrels to 215,000 barrels, with a total available storage capacity of 2,020,000 barrels. All of the tanks are heated, and 23 are insulated. The terminal facility site includes additional land for possible expansion.

Loading and Transport Capabilities. A barge and ship dock nearly 900 feet long can accommodate marine traffic with a draft of up to 38 feet, and seven 6- to 16-inch pipelines that extend from the wharf to 16 of our storage tanks. The terminal also includes a four bay truck rack.

Connectivity. Products, including carbon black oil, No. 6 oil and slurry oil, are received by ship and barge traveling in Galveston Bay and are transported from the terminal by ship, barge and truck.

 Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 110,000 to 388,000 barrels. Approximately 22% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018. The remainder of the capacity is under contract with various third parties.

Midwest

Our terminals in the Midwest region offer backup storage and services to major refiners. While refinery customers operate significant storage at the refinery, maintenance outages or other logistical bottlenecks can create a need for additional local terminal capacity for light refined products. Additionally, our terminals can serve a gathering function for heavy products that are generally barged south to the Gulf Coast region to be aggregated for industrial use or export. In meeting our customer needs, these facilities may handle both light and heavy products.

Granite City Terminal. The Granite City terminal is located west of Granite City, Illinois on the east bank of the Chain of Rocks Canal, which flows into the Mississippi River north of St. Louis. This terminal stores petroleum products, including liquid asphalt and heavy, residual oil products. The terminal also includes a polymer modification plant that has the capacity to produce up to 200,000 tons of modified asphalt per year.

Storage Capacity. The Granite City terminal consists of nine insulated and heated tanks ranging in size from 24,000 to 151,000 barrels, with a total available storage capacity of approximately 821,000 barrels.

Loading and Transport Capabilities. The terminal has a barge loading facility, a rail tank car loading and unloading manifold with the ability to accommodate up to eight cars, a truck loading rack with four automated top loading bays and a liquid asphalt blender.

Connectivity. Products are received by barge and rail and are transported from the terminal by barge, rail and truck.

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through December 31, 2017.

Memphis Terminal. The Memphis terminal is located on McKellar Lake, approximately one mile from the eastern bank of the Mississippi River, in Memphis, Tennessee, and primarily stores aviation gasoline, jet fuel and No. 2 fuel oil.

Storage Capacity. The Memphis terminal consists of six main storage tanks ranging in size from 10,000 to 67,000 barrels, with a total available storage capacity of 213,000 barrels. Two smaller tanks with approximately 400 barrels of capacity each are used to store ethanol and biodiesel.

Loading and Transport Capabilities. We own a one-third interest in a barge loading facility and connecting pipelines at the terminal. The other two-thirds interest is owned by an adjacent terminal operator. The agreements governing the jointly owned dock include a right of first refusal if either party receives a bona-fide offer to sell its interest to an unrelated party. We are responsible for managing the dock. The terminal site also includes a truck rack with two loading bays and is connected to a vapor recovery system.

Connectivity. Products are delivered to the Memphis terminal by barges traveling the Mississippi River. Products are transported from the terminal by truck or barge.

Customer Base and Contracts. All of the available storage capacity is under contract with a large refiner through December 31, 2014. While this customer owns facilities adjacent to the Memphis terminal, it continues to use our terminal extensively.

Little Rock Terminal. The Little Rock terminal is located on the south bank of the Arkansas River in North Little Rock, Arkansas and stores various products, including caustic soda, diesel and biodiesel.

Storage Capacity. The Little Rock terminal has three tanks ranging in size from 25,000 to 60,000 barrels, with a total available storage capacity of 130,000 barrels.

Loading and Transport Capabilities. The terminal includes a barge loading facility and two one-spot top loading truck bays (with a third bay currently unutilized). The terminal has a pipeline spur added to receive barges and transport product directly to a customer’s facility.

Connectivity. Products are received primarily by barge and are transported from the terminal by truck and pipeline.

Customer Base and Contracts. All of the available storage capacity is under contract with various third parties.

Pine Bluff Terminal. The Pine Bluff terminal is located on Lake Langhoffer, which connects to the Arkansas River in Pine Bluff, Arkansas and stores No. 2 fuel oil and caustic soda.

 Storage Capacity. The Pine Bluff terminal consists of four storage tanks with a total available storage capacity of 126,000 barrels. Two 25,000-barrel tanks are used for the storage of caustic soda, and a 26,000-barrel tank and a 50,000-barrel tank are used for No. 2 fuel storage.

Loading and Transport Capabilities. The terminal includes a barge loading facility. The terminal also maintains two top loading one-spot truck racks for loading the caustic soda and operates two tractor-trailer rigs that haul caustic soda from the terminal to the end user for a fee based on the weight of each load. We also own a two and a half-mile pipeline that connects to the facilities of a major No. 2 fuel oil customer.

Connectivity. Products are received primarily by barge and are transported from the terminal by truck, barge and pipeline.

Customer Base and Contracts. All of the available storage capacity is currently under contract. Our fuel oil customer has used the facility for over 15 years. Our caustic soda customer has used the two caustic soda tanks for over 20 years.

St. Louis Terminal. The St. Louis terminal is located on the west bank of the Mississippi River in St. Louis, Missouri and stores and throughputs petroleum products, primarily residual fuel oil and liquid asphalt. While the terminal is located on land owned by us, the mooring rights on the Mississippi River are leased from the City of St. Louis.

Storage Capacity. The terminal includes five insulated and heated tanks ranging in size from 54,000 to 81,000 barrels, with a total available storage capacity of approximately 351,000 barrels.

Loading and Transport Capabilities. The terminal has a barge loading facility. The terminal also has a truck loading rack for liquid asphalt and fuel oil consisting of six automated top loading bays, as well as liquid asphalt blenders.

Connectivity. Product is received primarily by barge and is transported from the terminal by truck and barge.

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through December 31, 2015.

Title to Properties and Permits

Our general partner believes that we have satisfactory title to all of the assets contributed to us at the closing of the Offering. We are entitled to indemnification from our parent under the omnibus agreement for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by us, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or materially interfere with their use in the operation of our business.

Our Operations

We provide terminaling and storage of light refined products, such as gasoline, distillates and jet fuels; heavy refined products, such as residual fuel oils and liquid asphalt; and crude oil. We generate substantially all of our revenues through the provision of fee-based services to our customers. The types of fees we charge are:

•	Storage Services Fees. For the year ended December 31, 2013, we generated approximately 82% of our revenues from fees for storage services.

Our customers pay base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve storage capacity in our tanks and to compensate us for receiving up to a base amount of product volume on their behalf. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the amount of product that we receive. For the past three calendar years, these base storage services fees accounted for between 80% and 85% of our annual revenue.

Our customers also pay us excess storage fees when we handle product volume on their behalf that exceed the volume contemplated in their monthly base storage services fee. For the year ended December 31, 2013, we generated approximately 3% of our revenues from these excess storage fees. For the past three calendar years, these excess storage fees have generated between 2% and 4% of our annual revenue.

•	Ancillary Services Fees. For the year ended December 31, 2013, we generated approximately 14% of our revenues from fees associated with ancillary services, such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt and (iv) rail car loading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

•	Additive Services Fees. For the year ended December 31, 2013, we generated approximately 4% of our revenues from fees for injecting generic gasoline, proprietary gasoline, lubricity, red dye and cold flow additives to our customers’ products. Certain of these additives are mandated by applicable federal, state and local regulations for all light refined products, and other additives, such as cold flow additive, may be required to meet customer specifications. The revenues we generate from additive services fees vary based upon the activity levels of our customers.

We believe that the high percentage of fixed storage services fees we generate from contracts with a diverse portfolio of longstanding customers creates stable cash flow and substantially mitigates our exposure to volatility in supply and demand and other market factors.

Competition and Customers

Competition

Many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their own storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as “deep-water terminals” and terminals without such facilities are referred to as “inland terminals,” although some inland facilities located on or near navigable waterways are serviced by barges.

Terminal versatility is a function of the operator’s ability to meet complex handling requirements for diverse products. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe, however, that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise and the limited number of sites suitable for development.

Customers

We provide storage and terminaling services for a broad mix of customers across the regions in which we operate, including major integrated oil companies, marketers, distributors and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. Our largest customer is Apex, and for the year ended December 31, 2013, approximately 34% of our revenues were derived from providing integrated terminaling services to Apex. For the year ended December 31, 2013, our ten largest customers accounted for a total of approximately 81% of our revenues, with no customer other than Apex and Phillips 66 Company accounting for more than 10% of our revenues.

Contracts

Our terminals contract with customers to provide firm storage and terminaling services, for which they charge storage services fees, throughput fees, additive services fees and ancillary services fees, as described above under “—Our Operations.”

The terminal services agreements at our terminals typically have terms of one to five years. Our general contracting philosophy at our terminals is to commit a high percentage of our available storage capacity to multi-year terminaling services agreements at attractive rates, while simultaneously contracting for terminal services with non-storage customers based on throughput volumes. Upon expiration of the primary contract term, our terminal services agreements renew automatically for successive renewal terms that range from one to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to twelve months prior to expiration. Many of our customers are currently in the renewal portion of their contracts. Although these customers have the ability to terminate their contracts with us prior to the expiration of the requisite notice period, our long-standing relationships with our customers, including major integrated oil companies, help mitigate this risk and historically have provided stable revenue. Our top ten customers for the year ended December 31, 2013 had used our services for an average of more than ten years.

Under terminaling services agreements that we entered into in connection with the closing of the Offering, Apex will pay us fees to receive integrated terminaling services for a period of one year to five years based on the terminal location. As of December 31, 2013, the weighted average term of these agreements, measured by revenue, is approximately three years and the agreements contain a storage commitment to us of 5.2 million barrels. We expect the agreements will generate $27.5 million in storage services fees for the year ending December 31, 2014.

Seasonality

The refined petroleum products and crude oil throughput in our terminals is directly affected by the level of supply and demand for refined petroleum products and crude oil in the markets served directly or indirectly by our assets, which can fluctuate seasonally, particularly due to seasonal shutdowns of refineries during the spring months. Because a high percentage of our cash flow is derived from fixed storage services fees under multi-year contracts, our revenues are not generally seasonal in nature, nor are they typically affected by weather and price volatility.

Insurance

Our operations and assets are insured under a global insurance program administered by Apex and placed with international insurers. As such, the program not only covers our terminals and related assets, but also the terminals and related assets that are owned by Apex. The major elements of this program include property damage (including terrorism), business interruption, third-party liability and environmental impairment insurance. The premiums for the global insurance program are invoiced to Apex. Apex pays the premiums and provides an allocation of the premium expense to each entity. For the more significant policies under our global insurance program, such as our property damage policies, premium expenses are allocated to us based on the estimated replacement value of each terminal facility. For the other policies, premium expenses are allocated to us based on other factors that relate directly to the amount of the premium expense incurred. For example, the relative percentage of each terminal’s salary and wage expenses establishes the percentage of the premium expense allocated for workers’ compensation insurance coverage at that terminal facility. Each affiliate entity then reimburses Apex for its share of the cost. To the extent that other companies in this program experience covered losses, the limit of our coverage for potential losses may be decreased. Management believes that the amount of coverage provided is reasonable and appropriate. We also have directors’ and officers’ liability insurance for the directors and officers of our general partner.

Environmental and Occupational Safety and Health Regulation

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of gasoline, aviation gasoline, jet fuel, distillates, fuel oil, carbon black, asphalt and crude is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities and concentration of pollutants that may be emitted or discharged into the air or stormwater system; the handling and disposal of solid and hazardous wastes; apply specific health and safety criteria addressing worker protection and the public welfare; and require remedial measures to mitigate pollution from former and ongoing operations. Industry compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Although, these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected.

We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to incur significant expenditures. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of hydrocarbons into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims made by third parties for claims for personal injury and property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations, and liquidity.

Hazardous Substances and Wastes

The environmental laws and regulations affecting our operations relate to the release of hydrocarbons or hazardous materials into soils, groundwater, and surface water, and also include measures to control pollution of the environment. These laws and regulations generally govern the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which is also known as Superfund, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We may generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined product wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses.

We currently own and lease properties where hydrocarbons are stored or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been spilled or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal or recycling. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

Air Emissions and Climate Change

Our operations are subject to the federal Clean Air Act and comparable state and local statutes. These laws and regulations govern emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction and or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, and use specific emission control technologies to limit emissions. While we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions, we do not believe that our operations will be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

In recent years, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, or GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our operations could become subject to GHG-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. We make the appropriate reports for those facilities that generate enough GHGs to be subject to reporting under this rule, and we will do so for other facilities that may become subject to such reporting requirements in the future.

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil and petroleum products we store. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of greenhouse gases could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations. Many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

In 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocating internal combustion engines, also known as the Quad Z Regulations. Amendments to this rule become effective on April 1, 2013. This rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on all our engines following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. We were in compliance with the final rule by the October 2013 effective date.

In 2011, the EPA issued a final rule, effective August 29, 2011 modifying existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines, also known as the Quad J Regulations. This final rule may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment. We are currently evaluating the impact that this final rule will have on our operations.

Oil Pollution Act

In 1991, the EPA adopted regulations under the Oil Pollution Act of 1990, or OPA. These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure Plan or SPCC for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. Oil Pollution Prevention Regulations also require a Facility Response Plan (FRP) which is designed to assure that certain facilities have adequate oil spill response capabilities. According to OPA, an owner or operator of a “substantial harm” facility must develop and implement a FRP. A “substantial harm” facility is a facility that, because of its location, could reasonably be expected to cause substantial harm to the environment by discharging oil into or on navigable water or adjoining shoreline. Our applicable facilities have an FRP in place and we work closely with the EPA and Coast Guard to assure we meet all requirements.

Water

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. and construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flow.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. We believe that we are in compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Hazardous Materials Transportation Requirements

The U.S. Department of Transportation, or DOT, regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and refined product discharge from onshore crude oil and refined product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we are in substantial compliance.

Occupational Safety and Health

We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state, and local government authorities and citizens. We believe that our operations are in substantial compliance with applicable OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Safety and Maintenance

We have a corporate health and safety program to govern the way we conduct our operations at each of our facilities. Each of our employees are required to understand and follow our health and safety plan and have the necessary OSHA training for certain tasks performed at our facilities. We perform preventive and normal maintenance on all of our storage tanks, terminals and pipeline systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulation. At our terminals, the tanks are equipped with internal floating roofs to minimize regulated emissions and prevent potentially flammable vapor accumulation.

Our terminal facilities have response plans, spill prevention and control plans, and other programs in place to respond to emergencies. Our truck and rail loading racks are protected with firefighting systems in line with the rest of our facilities. We continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations.

On our pipelines, we use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion inhibiting systems. We also monitor the structural integrity of selected segments of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a review of the data and mitigate or repair anomalies, as required, to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future integrity assessments to ensure that the highest risk segments receive the highest priority for scheduling internal inspections or pressure tests for integrity.

Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows.

Employees

We are managed by our general partner. Our employees who work in the field at our terminals are employed by our primary operating subsidiary, Center Point. At December 31, 2013 Center Point had 112 employees. All other employees that conduct our business are provided by the general partner or its affiliates. Pursuant to the partnership agreement, the Partnership reimburses the general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our Internet website, www.worldpointlp.com. The information on our website, or information about us on any other website, is not incorporated by reference into the Report.

Item 1A. Risk Factors

Investing in our common units involves a high degree of risk. Security holders and potential investors should carefully consider the risks described below with all of the other information included in this report. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose part or all of their investment.

Risks Inherent in Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.30 per unit, or $1.20 per unit per year, which requires us to have available cash of approximately $9.9 million per quarter, or $39.6 million per year, based on the number of outstanding common and subordinated units. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volumes of light refined products, heavy refined products and crude oil we handle;
•	the terminaling and storage fees with respect to volumes that we handle;
•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;
•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;
•	prevailing economic and market conditions;
•	difficulties in collecting our receivables because of credit or financial problems of customers;
•	the effects of new or expanded health, environmental and safety regulations;
•	governmental regulation, including changes in governmental regulation of the industries in which we operate;
•	changes in tax laws;
•	weather conditions; and
•	force majeure.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;
•	the cost of acquisitions;
•	our debt service requirements and other liabilities;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in debt agreements to which we are a party; and
•	the amount of cash reserves established by our general partner.

The amount of cash we have available for distribution to holders of our common and subordinated units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

Our business would be adversely affected if the operations of our customers experienced significant interruptions. In certain circumstances, the obligations of many of our key customers under their terminal services agreements may be reduced, suspended or terminated, which would adversely affect our financial condition and results of operations.

We are dependent upon the uninterrupted operations of certain facilities owned or operated by third parties, such as the pipelines, barges and retail fuel distribution assets, as well as refineries and other production facilities that produce products we handle. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our customers and their suppliers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	catastrophic events, including hurricanes and floods;
•	explosion, breakage, accidents to machinery, storage tanks or facilities;
•	environmental remediation;
•	labor difficulties; and
•	disruptions in the supply of products to or from our facilities, including the failure of third-party pipelines or other facilities.

Additionally, terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities.

Our terminal services agreements with many of our key customers provide that, if any of a number of events occur, including certain of those events described above, which we refer to as events of force majeure, and the event significantly delays or renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer’s obligations would be temporarily suspended with respect to that facility. In that case, a customer’s fixed storage services fees may be reduced or suspended, even if we are contractually restricted from recontracting out the storage space in question during such force majeure period, or the contract may be subject to termination. There can be no assurance that we are adequately insured against such risks. As a result, our revenue and results of operations could be materially adversely affected.

Our financial results depend on the demand for the light refined products, heavy refined products, crude oil and other related services that we perform at our terminals, among other factors, and general economic downturns could result in lower demand for these products for a sustained period of time.

Any sustained decrease in demand for light refined products, heavy refined products and crude oil related services in the markets served by our terminals could result in a significant reduction in storage usage in our terminals, which would reduce our cash flow and our ability to make distributions to our unitholders. Our financial results may also be affected by uncertain or changing economic conditions within certain regions, including the challenges that are currently affecting economic conditions in the entire United States. If economic and market conditions remain uncertain or adverse conditions persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

Other factors that could lead to a decrease in market demand include:

•	the impact of weather on demand for refined petroleum products and crude oil;
•	the level of domestic oil and gas production, both on a stand-alone basis and as compared to the level of foreign oil and gas production;
•	the level of foreign oil and gas production and any disruption of those supplies;
•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline and diesel;
•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;
•	the increased use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines. Current laws will require a significant increase in the quantity of ethanol and biodiesel used in transportation fuels between now and 2022. Such an increase could have a material impact on the volume of fuels loaded at our terminals; and
•	an increase in the market price of crude oil that leads to higher refined petroleum product prices, which may reduce demand for refined petroleum products and drive demand for alternative products. Market prices for refined products and crude oil are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined petroleum products.

Any decrease in supply and marketing activities may result in reduced storage volumes at our terminal facilities, which would adversely affect our financial condition and results of operations.

We depend on Apex and a relatively limited number of our other customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, Apex or any one or more of our other customers could adversely affect our ability to make cash distributions to our unitholders.

A significant percentage of our revenue is attributable to a relatively limited number of customers, including Apex. Our top ten customers accounted for approximately 81% of our revenue for the year ended December 31, 2013, including Apex, which accounted for approximately 34% of our revenue for the year ended December 31, 2013.

Because of Apex’s position as a major customer of our business, events which adversely affect Apex’s creditworthiness or business operations may adversely affect our financial condition or results of operations. If Apex is unable to meet its minimum volume commitment for any reason, then our revenues would decline and our ability to make distributions to our unitholders would be reduced. Therefore, we are indirectly subject to the business risks of Apex, many of which are similar to the business risks we face. In addition, if we acquire additional terminals from Apex pursuant to our right of first offer or otherwise, or if we enter into new or expanded agreements, the percentage of our revenue generated by Apex may increase. In particular, these business risks include the following:

•	Apex’s inability to negotiate favorable terms with its distribution and marketing customers;
•	contract non-performance by Apex’s customers;
•	Apex and our customers’ inability to obtain financing on reasonable terms. Apex has a working capital credit facility that provides common terms and conditions pursuant to which individual banks that are a party to the facility may choose to make loans to it from time to time; however, no lender has an obligation to make any additional future loans to Apex;
•	a material decline in refined product supplies, which could increase Apex’s terminaling, storage and throughput costs on a per-barrel basis; and
•	various operational risks to which Apex’s business is subject.

In addition, some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.

If we are unable to renew or extend the terminaling services agreements we have with Apex, our ability to make distributions to our unitholders will be reduced.

The terms of Apex’s obligations under its terminaling services agreements with us range from one to five years based on the terminal location. If Apex fails to use our facilities and services after expiration of the applicable commitment and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

Apex’s or our parent’s level of indebtedness could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit ratings and profile.

A high level of indebtedness at Apex increases the risk that it may default on its obligations, including under its terminaling services agreements with us. Apex partially finances its operations through working capital borrowings, which may at times be significant. The covenants contained in the agreements governing Apex’s and our parent’s outstanding and future indebtedness may limit their ability to make certain investments or to sell assets, which also may reduce their ability to sell additional assets to us.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our financial results and cash available for distribution.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 81% of our revenues for the year ended December 31, 2013 were attributable to our ten largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the storage capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Our operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes, floods or severe storms, for which we may not be adequately insured.

A majority of our operations are currently located in the Gulf Coast, Midwest and East Coast regions and are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes, floods or severe storms, which have historically impacted such regions with some regularity. For example, operations at our Newark terminal were suspended for 23 days as a result of Hurricane Sandy in 2012. We may also be affected by factors such as adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. In addition, our operations are exposed to other potential natural disasters, including tornadoes, storms, floods and earthquakes. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We are not fully insured against all risks incident to our business. Certain of the insurance policies covering entities and their operations that were contributed to us as a part of our initial public offering also provide coverage to entities that were not contributed to us. The coverage available under those insurance policies has historically been allocated among the entities contributed to us and the entities that were not contributed to us. This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.

Reduced volatility in energy prices, certain market structures (including backwardated markets) or new government regulations could discourage our storage customers from holding positions in refined petroleum products or crude oil, which could adversely affect the demand for our storage services.

We have constructed and continue to construct new storage facilities in response to increased customer demand for storage. Many of our competitors have also built new storage facilities. The demand for new storage has resulted in part from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the prices of refined petroleum products and crude oil. A condition in which future prices of refined products and crude oil are higher than the then-current prices, also called market contango, is favorable to commercial strategies that are associated with storage capacity as it allows a party to simultaneously purchase refined petroleum products or crude oil at current prices for storage and sell at higher prices for future delivery. Wide contango spreads combined with price structure volatility generally have a favorable impact on our results. If the price of refined products and crude oil is lower in the future than the then-current price, also called market backwardation, there is little incentive to store these commodities as current prices are above future delivery prices. In either case, margins can be improved when prices are volatile. The periods between these two market structures are referred to as transition periods. If the market is in a backwardated to transitional structure, our results from operations may be less than those generated during the more favorable contango market conditions. If the prices of refined products and crude oil become relatively stable, or if federal and/or state regulations are passed that discourage our customers from storing those commodities, demand for our storage services could decrease, in which case we may be unable to renew contracts for our storage services or be forced to reduce the rates we charge for our storage services, either of which would reduce the amount of cash we generate.

Some of our current terminal services agreements are automatically renewing on a short-term basis, and may be terminated at the end of the current renewal term upon requisite notice. If one or more of our current terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, our financial condition and results of operations will be adversely affected.

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our terminal services agreements generally have primary contract terms that range from one year to five years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range from one to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to 12 months prior to the expiration of the applicable renewal term. As of December 31, 2013, after giving effect to our new terminaling services agreements with Apex, the capacity-weighted average remaining term of our terminaling services agreements was approximately 2.9 years. Terminal services agreements that account for an aggregate of 37% of our expected revenues for the year ending December 31, 2014 could be terminated by our customers without penalty within the same period. If any one or more of our terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminal services agreement. The occurrence of any one or more of these events could have a material impact on our financial condition and results of operations.

Competition from other terminals that are able to supply our customers with comparable storage capacity at a lower price could adversely affect our financial condition and results of operations.

We face competition from other terminals that may be able to supply our customers with integrated terminaling services on a more competitive basis. We compete with national, regional and local terminal and storage companies, including major integrated oil companies, of widely varying sizes, financial resources and experience. Many of these competitors have significantly greater financial resources than we have. Our ability to compete could be harmed by factors we cannot control, including:

•	our competitors’ construction of new assets or redeployment of existing assets in a manner that would result in more intense competition in the markets we serve;

•	the perception that another company may provide better service; and

•	the availability of alternative supply points or supply points located closer to our customers’ operations.

Any combination of these factors could result in our customers utilizing the assets and services of our competitors instead of our assets and services, or our being required to lower our prices or increase our costs to retain our customers, either of which could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions to our unitholders.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new terminal, or the expansion of an existing terminal, such as by increasing storage capacity or otherwise, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. As a result, we may construct new facilities that are not able to attract enough customers to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. We may be unable to negotiate acceptable interconnection agreements with third party pipelines to provide destinations for increased storage services. Even if we receive sufficient multi-year contractual commitments from customers to provide the revenue needed to support such projects and we complete our construction projects as planned, we may not realize an increase in revenue for an extended period of time. For instance, if we build a new terminal, the construction will occur over an extended period of time, generally 12 to 24 months, and we will not receive any material increases in revenues until after completion of the project. Any of these circumstances could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit. If we are unable to make acquisitions from third parties or our sponsors because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•     mistaken assumptions about revenues and costs, including synergies;

•     an inability to integrate successfully the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire certain of Apex’s existing terminal assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our omnibus agreement provides us with a right of first offer on Apex’s existing terminal assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, Apex’s willingness to offer a subject asset for sale and obtain any necessary consents, the determination that the asset is suitable for our business at that particular time, our ability to agree on a mutually acceptable price, our ability to negotiate an acceptable purchase agreement and terminal services agreement with respect to the asset and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Apex is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval.

Our operations are subject to federal and state laws and regulations relating to product quality specifications, and we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications.

Various federal and state agencies prescribe specific product quality specifications for refined products, including vapor pressure, sulfur content, ethanol content and biodiesel content. Changes in product quality specifications or blending requirements could reduce our product volumes at our terminals, require us to incur additional handling costs or require capital expenditures. For example, mandated increases in use of renewable fuels could require the construction of additional storage and blending equipment. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions to our unitholders could be adversely affected. Violations of product quality laws attributable to our operations could subject us to significant fines and penalties as well as negative publicity. In addition, changes in the quality of the products we receive on our pipeline system could reduce or eliminate our ability to blend products.

We have a responsibility to ensure the quality and purity of the products loaded at our loading racks. Off-specification product distributed for public use, even if not a violation of specific product quality laws, could result in poor engine performance or even engine damage. This type of incident could result in liability claims regarding damages caused by the off-specification fuel or could result in negative publicity, impacting our ability to retain existing customers or to acquire new customers, any of which could have a material adverse impact on our results of operations and cash flows.

Revenues we generate from excess storage fees vary based upon the product volume handled at our terminals and the activity levels of our customers. Any short- or long-term decrease in the demand for the light refined products, heavy refined products and crude oil we handle, or any interruptions to the operations of certain of our customers, could reduce the amount of cash we generate and adversely affect our ability to make distributions to our unitholders.

For the year ended December 31, 2013, we generated approximately 3% of our revenues from excess storage fees, which our storage customers pay us to receive product volume on their behalf that exceeds the base storage services contemplated in their agreed upon monthly storage services fee.

The revenues we generate from excess storage fees vary based upon the product volume accepted at or withdrawn from our terminals, and our customers are not obligated to pay us any excess storage fees unless we move product volume across our pipelines or docks on their behalf. If one or more of our customers were to slow or suspend its operations, or otherwise experience a decrease in demand for our services, our revenues under our agreements with such customers would be reduced or suspended, resulting in a decrease in the revenues we generate.

Any reduction in the capability of our customers to obtain access to barge facilities, third-party pipelines or other transportation facilities, or to continue utilizing them at current costs, could cause a reduction of volumes transported through our terminals.

Many users of our terminals are dependent upon third-party barge operations, pipelines or other transportation providers to receive and deliver light refined products, heavy refined products and crude oil. Any interruptions or reduction in the capabilities of these modes of transportation would result in reduced volumes transported through our terminals. Similarly, increased demand for these services could result in reduced allocations to our existing customers, which also could reduce volumes transported through our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. In addition, if the costs to us or our storage service customers to transport refined products or crude oil significantly increase, our profitability could be reduced. Any such increases in cost, interruptions or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our financial position, results of operations or cash flows.

Many of our terminal and storage assets have been in service for several decades, which could result in increased maintenance or remediation expenditures, which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our terminal and storage assets are generally long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We may incur significant costs and liabilities in complying with environmental, health and safety laws and regulations, which are complex and frequently changing.

Our operations involve the transport and storage of light refined products, heavy refined products and crude oil and are subject to federal, state, and local laws and regulations governing, among other things, the gathering, storage, handling and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, the generation, management and disposal of wastes, and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with this complex array of federal, state, and local laws and implementing regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment and neighboring areas, for which we may incur substantial liabilities to investigate and remediate. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, and injunctions limiting or prohibiting some or all of our operations.

We cannot predict what additional environmental, health, and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. These expenditures or costs for environmental, health, and safety compliance could have a material adverse effect on our financial condition, results of operations or cash flows.

We could incur significant costs and liabilities in responding to contamination that occurs at our facilities.

Our terminal facilities have been used for transportation, storage and distribution of light refined products, heavy refined products and crude oil for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes from time to time may have been spilled or released on or under the terminal properties. In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also may have spilled or released hydrocarbons or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. We may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on our properties, even if the contamination was caused by prior owners and operators of our facilities.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our storage services.

There is a growing belief that emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our services and the demand for our services (due to change in both costs and weather patterns).

In recent years, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our operations could become subject to GHG-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In 2010, EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. None of our facilities currently generate enough greenhouse gasses to be subject to this reporting requirement under this rule, but we could become subject to such reporting requirements in the future.

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the refined products and crude oil we store. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of greenhouse gases could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations. Many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

We have approximately $200 million available for future borrowings under our revolving credit facility. Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and cash distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our common units.

Our revolving credit facility limits our ability to, among other things:

•        incur or guarantee additional debt;

•        make distributions on or redeem or repurchase units;

•        make certain investments and acquisitions;

•        make capital expenditures;

•        incur certain liens or permit them to exist;

•        enter into certain types of transactions with affiliates;

•        merge or consolidate with another company; and

•        transfer, sell or otherwise dispose of assets.

Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure our unitholders that we will meet those ratios and tests.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under our revolving credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Our revolving credit facility will also have cross default provisions that apply to any other material indebtedness that we may have.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our new revolving credit facility or future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

The adoption of derivatives legislation by Congress could have an adverse impact on our customers’ ability to hedge risks associated with their business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities.

The Dodd-Frank Act requires the Commodity Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions. In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a CFTC- or SEC-registered clearing facility and executed on a designated exchange or swap execution facility. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.

The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us or our customers.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel. If we lose the services of one or more of our executive officers or key employees, our business, operating results and financial condition could be harmed.

If we fail to develop or maintain an effective system of internal control, we may not be able to report our financial results timely and accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

Upon the completion of the Offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the rules thereunder that will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Effective internal control is necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting control may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal control may not be successful, and we may be unable to maintain effective control over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, which we refer to as Section 404.

Given the difficulties inherent in the design and operation of internal control over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our, or our independent registered public accounting firms, future conclusions about the effectiveness of our internal control, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal control over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Although we will be required to disclose changes made in our internal control and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the fiscal year ending December 31, 2014. In addition, pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company,” which may be up to five full fiscal years following the Offering.

Terrorist attacks aimed at our facilities or surrounding areas could adversely affect our business.

The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline and terminal infrastructure, may be the future targets of terrorist organizations. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries, or terminals could materially and adversely affect our financial condition, results of operations or cash flows.

Cyber attacks that circumvent our security measures and other breaches of our information security measures could disrupt our operations and result in increased costs.

We utilize technology systems to operate our assets and manage our businesses. A cyber attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Additionally, we rely on third-party systems that could also be subject to cyber attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third-party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows.

In addition, we collect and store sensitive data, including our proprietary business information and information about our customers, suppliers and other counterparties, and personally identifiable information of our employees, on our information technology networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disseminated, lost or stolen. Any such access, dissemination or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, or could disrupt our operations, any of which could adversely affect our results of operations, financial position or cash flows.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including our sponsors, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our unitholders.

The controlling shareholders own and control our general partner and have appointed all of the directors and officers of our general partner, some of whom will also be directors and officers of our parent and Apex. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owners, the controlling shareholders. Therefore, conflicts of interest may arise between our sponsors and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of our sponsors over the interests of our common unitholders. These conflicts include the following situations, among others:

•	our general partner is allowed to take into account the interests of parties other than us, such as the controlling shareholders, in resolving conflicts of interest, which has the effect of limiting its duties to our unitholders;

•	neither our partnership agreement nor any other agreement requires our parent or Apex to pursue a business strategy that favors us, and the directors and officers of our parent and Apex have a fiduciary duty to make these decisions in the best interests of their stockholders. Our parent or Apex may choose to shift the focus of its investment and growth to areas not served by our assets;

•	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our partnership agreement permits us to distribute up to $30.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to Apex and the controlling shareholders in respect of the incentive distribution rights;

•     our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•     our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•	disputes may arise under our terminaling services agreements with Apex, including with respect to the interpretation of the agreement and fee redeterminations or renegotiation thereof;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including Apex’s obligations under the terminaling services agreements and our general partner’s and Apex’s obligations under the omnibus agreement; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash available to distribute to our unitholders.

Actions taken by our general partner may affect the amount of cash available for distribution to unitholders or accelerate the right to convert subordinated units.

The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:

•	the amount and timing of asset purchases and sales;
•	cash expenditures;
•	borrowings;
•	the issuance of additional units; and
•	the creation, reduction or increase of reserves in any quarter.

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner and the ability of the subordinated units to convert into common units.

In addition, our general partner may use an amount, initially equal to $30.0 million, which would not otherwise constitute available cash from operating surplus, in order to permit the payment of cash distributions on its affiliates’ units and our sponsors’ incentive distribution rights. All of these actions may affect the amount of cash distributed to our unitholders and our general partner and may facilitate the conversion of subordinated units into common units.

In addition, borrowings by us and our affiliates do not constitute a breach of any duty owed by our general partner to our unitholders, including borrowings that have the purpose or effect of:

•	enabling our general partner or its affiliates to receive distributions on any subordinated units held by them; or
•	accelerating the expiration of the subordination period.

For example, in the event we have not generated sufficient cash from our operations to pay the minimum quarterly distribution on our common units and our subordinated units, our partnership agreement permits us to borrow working capital funds, which would enable us to make this distribution on all outstanding units.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the parties where the language in our partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•	permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us or any limited partner. Examples of decisions that our general partner may make in its individual capacity include: (1) how to allocate business opportunities among us and its other affiliates; (2) whether to exercise its limited call right; (3) how to exercise its voting rights with respect to the units it owns; (4) whether to exercise its registration rights; (5) whether to elect to reset target distribution levels; and (6) whether or not to consent to any merger or consolidation of the Partnership or amendment to our partnership agreement;

•	provides that the general partner will have no liability to us or our limited partners for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•	generally provides that in a situation involving a transaction with an affiliate or other conflict of interest, any determination by our general partner must be made in good faith. In addition, our general partner may seek the approval of such resolution from the conflicts committee of the board of directors of our general partner, but is not required to do so. If an affiliate transaction or the resolution of another conflict of interest is not approved by our public common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest is either on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is “fair and reasonable” to us, considering the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us, then it will be presumed that in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us challenging such decision, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption;

•	provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers or directors, as the cases may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our parent and other affiliates of our general partner, including Apex, may compete with us.

Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. Affiliates of our general partner, including our parent and Apex, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our parent and Apex currently hold substantial interests in other companies in the terminaling business. Our parent and Apex may make investments and purchase entities that acquire, own and operate terminaling businesses. These investments and acquisitions may include entities or assets that we would have been interested in acquiring. Therefore, our parent and Apex may compete with us for investment opportunities and our parent and Apex may own interests in entities that compete with us.

Our sponsors, as the initial owners of our incentive distribution rights, may elect to cause us to issue common units to them in connection with a resetting of the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of their board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our sponsors, as the initial owners of our incentive distribution rights, have the right, at any time when there are no subordinated units outstanding and payments have been paid on incentive distributions at the highest level to which they are entitled (50.0%) for each of the prior four consecutive whole fiscal quarters and the amount of each such distribution did not exceed the adjusted operating surplus for such quarter, to reset the initial target distribution levels at higher levels based on our cash distributions at the time of the exercise of the reset election. Following a reset election by our sponsors, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on the same percentage increases above the reset minimum quarterly distribution as the current target distribution levels.

If the owners of a majority of the incentive distribution rights elect to reset the target distribution levels, the owners of the incentive distribution rights will be entitled to receive a number of common units equal to the number of common units which would have entitled them to an average aggregate quarterly cash distribution in such prior two quarters equal to the average of the distributions to the owners of the incentive distribution rights on their respective incentive distribution rights in the prior two quarters. We anticipate that the owners of the incentive distribution rights would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that the owners of the incentive distribution rights could exercise this reset election at a time when they are experiencing, or expect to experience, declines in the cash distributions they receive related to their respective incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to the owners of the incentive distribution rights in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by the controlling shareholders, as a result of their owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are initially unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all our outstanding common and subordinated units voting together as a single class is required to remove our general partner. At December 31, 3013, our parent owned, directly or indirectly, an aggregate of 69.3% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. At December 31, 2013, our parent owns approximately 38.75% of our 16,575,507 outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our parent will own approximately 69.3% of our outstanding common units.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•     our existing unitholders’ proportionate ownership interest in us will decrease;

•     the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•     the ratio of taxable income to distributions may increase;

•     the relative voting strength of each previously outstanding unit may be diminished; and

•     the market price of the common units may decline.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our parent or other large holders.

At December 31, 2013, we have 16,575,507 common units and 16,485,507 subordinated units outstanding. Sales by our sponsors or other large holders of a substantial number of our common units in the public markets or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our parent. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts a unitholder’s voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our common unitholders. The amount and timing of such reimbursements will be determined by our general partner, and there are no limits on the amount that we may be required to pay.

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including our parent, for expenses they incur and payments they make on our behalf. Under our partnership agreement, we will reimburse our general partner and its affiliates for certain expenses incurred on our behalf, including, among other items, compensation expense for all employees required to manage and operate our business. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended.

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by our parent) after the subordination period has ended. At December 31, 2013, our parent owned, directly or indirectly, approximately 69.3% of the outstanding limited partner units.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.

A lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. The market price of our common units may decline below the initial public offering price. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•     our quarterly distributions;

•     our quarterly or annual earnings or those of other companies in our industry;

•     announcements by us or our competitors of significant contracts or acquisitions;

•     changes in accounting standards, policies, guidance, interpretations or principles;

•     general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•     future sales of our common units; and

•     the other factors described in these “Risk Factors.”

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the Partnership, except for those contractual obligations of the Partnership that are expressly made non-recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. Our unitholders could be liable for our obligations as if they were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	our unitholders’ right to act with each other to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

Under our partnership agreement, our general partner, which is controlled by our parent, has full power and authority to do all things, other than those items that require unitholder approval or with respect to which our general partner has sought conflicts committee approval, on such terms as it determines to be necessary or appropriate to conduct our business, including, but not limited to, the following:

•	the making of any expenditures, the lending or borrowing of money, the assumption or guarantee of or other contracting for, indebtedness and other liabilities, the issuance of evidences of indebtedness, including indebtedness that is convertible into our securities, and the incurring of any other obligations;

•	the purchase, sale or other acquisition or disposition of our securities, or the issuance of additional options, rights, warrants and appreciation rights relating to our securities;

•	the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any or all of our assets;

•	the negotiation, execution and performance of any contracts, conveyances or other instruments;

•	the distribution of our cash;

•	the selection and dismissal of employees and agents, outside attorneys, accountants, consultants and contractors and the determination of their compensation and other terms of employment or hiring;

•	the maintenance of insurance for our benefit and the benefit of our partners;

•	the formation of, or acquisition of an interest in, the contribution of property to, and the making of loans to, any limited or general partnership, joint venture, corporation, limited liability company or other entity;

•	the control of any matters affecting our rights and obligations, including the bringing and defending of actions at law or in equity, otherwise engaging in the conduct of litigation, arbitration or mediation, the incurring of legal expense and the settlement of claims and litigation;

•	the indemnification of any person against liabilities and contingencies to the extent permitted by law;

•	the making of tax, regulatory and other filings or the rendering of periodic or other reports to governmental or other agencies having jurisdiction over our business or assets; and

•	the entering into of agreements with any of its affiliates to render services to us or to itself in the discharge of its duties as our general partner.

Our partnership agreement provides that our general partner must act in “good faith” when making decisions on our behalf, and our partnership agreement further provides that in order for a determination to be made in “good faith,” our general partner must subjectively believe that the determination is not adverse to the best interests of our partnership.

Contracts between us, on the one hand, and our general partner and its affiliates, on the other hand, will not be the result of arm’s-length negotiations.

Our partnership agreement allows our general partner to determine, in good faith, any amounts to pay itself or its affiliates for any services rendered to us. Our general partner may also enter into additional contractual arrangements with any of its affiliates on our behalf. Our general partner will determine, in good faith, the terms of any arrangements or transactions. Similarly, agreements, contracts or arrangements between us and our general partner and its affiliates will not be required to be negotiated on an arm’s-length basis, although, in some circumstances, our general partner may determine that the conflicts committee may make a determination on our behalf with respect to such arrangements.

Our general partner and its affiliates have no obligation to permit us to use any facilities or assets of our general partner and its affiliates, except as may be provided in contracts entered into specifically for such use. There is no obligation of our general partner and its affiliates to enter into any contracts of this kind.

Common unitholders have no right to enforce obligations of our general partner and its affiliates under agreements with us.

Agreements between us, on the one hand, and our general partner and its affiliates, on the other hand, do not grant to the unitholders, separate and apart from us, the right to enforce the obligations of our general partner and its affiliates in our favor.

Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

The attorneys, independent accountants and others who perform services for us have been retained by our general partner. Attorneys, independent accountants and others who perform services for us are selected by our general partner or our conflicts committee and may perform services for our general partner and its affiliates. We may retain separate counsel for ourselves or the holders of common units in the event of a conflict of interest between our general partner and its affiliates, on the one hand, and us or the holders of common units, on the other, depending on the nature of the conflict. We do not intend to do so in most cases.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded partnership, the NYSE does not require us to have, and we do not have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder is treated as a partner to whom we allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income is taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this prospectus or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of unitholder common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units, may incur a tax liability in excess of the amount of cash received from the sale.

 Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. A tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. Our legal counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

 We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. Recently, however, the U.S. Treasury Department issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we will adopt. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Our legal counsel has not rendered an opinion with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.

 A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our legal counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to effect a short sale of common units; therefore, our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We will adopt certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50.0% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50.0% or more of the total interests in our capital and profits within a 12-month period. For purposes of determining whether the 50.0% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the Partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We initially expect to conduct business in Arkansas, Florida, Illinois, Louisiana, Maryland, Missouri, New Jersey, New York, Tennessee, Texas, Virginia and West Virginia. Several of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is a unitholder’s responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units. Our unitholders should consult their tax advisor.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our properties is contained in Item 1, Business, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

In the ordinary course of business, we may be involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our results of operations, financial condition or cash flows. Currently, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units are listed and traded on the NYSE under the symbol “WPT”. Our common units began trading on August 9, 2013 at an initial offering price of $20.00 per unit. Prior to August 9, 2013, our units were not listed on any exchange and there were no public markets for our units. The following table sets forth for the indicated periods the high and low sales price per unit for our common units on the NYSE.

	2013
Quarter	High	Low
Third (from August 9, 2013)	$20.49	$19.20
Fourth	$20.25	$17.26

As of the close of business on March 1, 2014, based on information received from our transfer agent and brokers and nominees, there were approximately 11 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 16,485,507 subordinated units, for which there is no established public trading market. All of the subordinated units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after sufficient funds have been paid to the common units.

Cash distributions paid to unitholders for the year ended December 31, 2013 were as follows:

		Amount Per Limited
Record Date	Payment Date	Partner Unit
November 4, 2013	November 13, 2013	$0.1565
January 31, 2014	February 14, 2014	$0.3000
		$0.4565

We are a publicly traded partnership and are not subject to income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction regardless of whether we make distributions.

Under the terms of the agreements governing our revolving credit facility, we are required to maintain certain financial ratios, and in order to comply with these covenants we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2013, we are in compliance with these covenants. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our initial public offering, our general partner adopted the World Point Terminals, LP 2013 Long-Term Incentive Plan. Please see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,”—“Equity Compensation Plan Information” which is incorporated by reference into this Item 5.

Sales of Unregistered Securities: Use of Proceeds from Sale of Securities

On August 14, 2013, we completed our initial public offering of 8,750,000 common units at a price to the public of $20.00 per unit ($18.80 per unit, net of underwriting discounts but excluding a structuring fee of 0.50% of the gross offering proceeds). On September 11, 2013, the Partnership completed the sale of 1,312,500 common units at a price to the public of $20.00 per unit. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Stifel, Nicolaus & Company, Incorporated, acted as joint book-running managers for the Offering. BNP Paribas Securities Corp., Stephens Inc. and Wedbush Securities Inc. acted as co-managers for the Offering.

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, our general partner and Center Point, whereby the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 common units;

•	Our parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 common units and the Partnership’s assumption of $14,100,000 of our parent’s debt;

•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in Center Point in exchange for (a) 6,423,007 common units, and (b) 16,485,507 subordinated units representing a 69.5% limited partner interest in the Partnership;

•	the general partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex and PAN Group, L.L.C., 20%, 20% and 60% of the incentive distribution rights of the Partnership; and

•	the public, through the underwriters, contributed $77,435,000 in cash (or $72,498,519, net of the underwriters’ discounts and commissions of $4,936,481) to the Partnership in exchange for the issuance of 3,871,750 common units by the Partnership.

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

Selected Information from our Partnership Agreement

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and IDRs.

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. Our partnership agreement generally defines available cash as, for each quarter, cash generated from our business in excess of the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the next four quarters. Our available cash also may include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Working capital borrowings generally include borrowings made under a credit agreement, commercial paper facility or similar financing arrangement.

Minimum Quarterly Distribution
              Our partnership agreement provides that, during the subordination period, holders of the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.30 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution to holders of the common units from prior quarters, before any distributions of available cash from operating surplus may be made to holders of the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, holders of the subordinated units will not be entitled to receive any distributions from operating surplus until holders of the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units.
General Partner Interest and IDRs

Our general partner owns a 0.0% non-economic general partner interest in us.

Apex and the controlling shareholders currently hold incentive distribution rights that entitle them to receive increasing percentages, up to an aggregate maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.30 per unit per quarter (see Note 18 to our financial statements). The aggregate maximum distribution of 50.0% does not include any distributions they or their affiliates may receive on common or subordinated units that they own.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

	For the Years Ended
	December 31,
	2013	2012	2011
		Predecessor	Predecessor
	(In thousands except unit data)
Statements of Operations Data:
Revenues
Third parties	$55,186	$52,591	$53,000
Affiliates	28,634	21,518	21,766
	83,820	74,109	74,766
Operating costs, expenses and other:
Operating expenses	23,363	18,318	15,531
Operating expenses reimbursed to affiliates	4,449	5,790	6,672
Selling, general and administrative expenses	3,883	1,385	1,012
Selling, general and administrative expenses reimbursed to affiliates	2,194	1,338	1,338
Depreciation and amortization	18,222	15,363	14,234
Income from joint venture	(198)	-	-
Loss on disposition of assets	-	476	-
Total operating costs, expenses and other	51,913	42,670	38,787

Income from operations	31,907	31,439	35,979

Other income (expense)
Interest expense	(443)	(498)	(663)
Interest and dividend income	183	135	1,287
Gain (loss) on investments and other-net	142	368	(536)
Income before income taxes	31,789	31,444	36,067
(Benefit)/provision for income taxes	(573)	524	588
NET INCOME	32,362	30,920	35,479

Net income attributable to noncontrolling interest	(543)	(867)	(1,267)
Net income attributable to shareholder/unitholders	$31,819	$30,053	$34,212
Less Predecessor net income prior to August 14, 2013	17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$13,898

Basic and diluted earnings per unit attributable to unitholders
Common	$0.42
Subordinated	$0.42
Distributions per unit for the period from August 14, 2013 to December 31, 2013	$0.4565

Balance Sheet Data (at period end):
Property, plant and equipment, net	$137,479	$116,440	$115,825
Total assets	$185,117	$134,151	$127,919
Total liabilities	$21,213	$15,721	$18,156
Total partners’ / shareholder’s equity	$163,904	$118,430	$109,763

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Without limiting the generality of the foregoing, these statements are based on certain assumptions made by the Partnership based on management’s experience, expectations and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate.   Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•
•	the volumes of light refined products, heavy refined products and crude oil we handle;

•	the terminaling and storage fees with respect to volumes that we handle;

•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;

•	prevailing economic and market conditions;

•	difficulties in collecting our receivables because of credit or financial problems of customers;

•	fluctuations in the prices for crude oil and refined petroleum products;

•	liabilities associated with the risks and operational hazards inherent in gathering, storing, handling and transporting crude oil and refined petroleum products;

•	curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack;

•	costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity;

•	costs associated with compliance with evolving environmental laws and regulations on climate change; and

•	other factors discussed below and elsewhere in “Risk Factors” in this Annual Report.
 .

The Initial Public Offering

Overview

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”).  On August 14, 2013, the Partnership completed its initial public offering (the “Offering”) of 8,750,000 common units representing limited partner interests in the Partnership. The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013.  On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “WPT”.  On September 11, 2013, the Partnership completed the sale of 1,312,500 common units at $20.00 per common unit pursuant to the full exercise of the underwriters’ option to purchase additional common units granted to them in the underwriting agreement dated August 8, 2013.  World Point Terminals, LP Predecessor includes the assets, liabilities and results of operations of certain terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil, owned by our primary operating company, Center Point Terminal Company, LLC (“Center Point”), prior to its contribution to the Partnership in connection with the Offering.  Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “Company”, “we,” “our,” “us,” or similar expressions for time periods prior to the Offering refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes.  For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP.

Contribution Agreement

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Center Point, whereby the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 common units;
•	Our parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 common units and the Partnership’s assumption of $14,100,000 of our parent’s debt;
•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in Center Point in exchange for (a) 6,423,007 common units, and (b) 16,485,507 subordinated units representing a 69.5% limited partner interest in the Partnership;
•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership;
•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the incentive distribution rights of the Partnership; and
•	the public, through the underwriters, contributed $77,435,000 in cash (or $72,498,519, net of the underwriters’ discounts and commissions of $4,936,481) to the Partnership in exchange for the issuance of 3,871,750 common units by the Partnership.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of December 31, 2013, had a combined available storage capacity of 12.8 million barrels. Since January 1, 2013, we completed construction of and placed into service 212,000 barrels of available storage capacity at our Galveston facility, acquired an additional 0.9 million barrels of available storage capacity (Jacksonville and Albany), and acquired the 49% interest in the Newark terminal (521,000 barrels), increasing our storage capacity by approximately 14%. We have also expanded blending capabilities at several of our terminals. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to any of the products we store or handle on behalf of our customers. For the years ended December 31, 2013, 2012 and 2011, we generated approximately 82%, 86% and 86%, respectively, of our revenue from storage services fees. Of our revenue for years ended December 31, 2013, 2012 and 2011, 80%, 84% and 82%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

On February 24, 2014, a 200,000 barrel tank at our Baton Rouge terminal was returned to service and added to the Enjet Terminaling Services Agreement for an initial term of one year, increasing our total available storage capacity under contract by 1.6%. As of December 31, 2013, approximately 93% of our total available storage capacity was under contract. During the five years ended December 31, 2013, more than 95% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc.), which represent over 81% of our revenue for 2013, have used our services for an average of more than ten years.

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

Refined Product and Crude Oil Prices

Because we generally do not own the refined products or crude oil that we handle and do not engage in the trading of refined products or crude oil, we have minimal direct exposure to risks associated with fluctuating commodity prices. During 2012 and 2013, one customer contract at our Chesapeake terminal provided for a base storage fee plus additional payments based on the customer’s profits from liquid asphalt sales. These additional payments represented approximately 1% of our revenue in 2012 and 2013. Beginning January 1, 2014, the asphalt tankage at Chesapeake is contracted to Apex based on a significantly higher base storage services fee and no profit sharing. In addition, extended periods of depressed or elevated refined product and crude oil prices can lead producers to increase or decrease production of refined products and crude oil, which can impact supply and demand dynamics.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We anticipate incurring additional costs as a result of being a publicly traded partnership, including external selling, general and administrative expenses of approximately $3.0 million annually. Please read “—Overview of Our Results of Operations—Selling, General and Administrative Expenses.”
•	During 2013, we incurred significant costs related to the IPO. Please read “— Results of Operations—Selling, General and Administrative Expenses.”
•	Our historical consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries will no longer be in corporate form and will not be subject to U.S. federal income tax and certain state income taxes in the future.
•	Our historical consolidated financial statements do not include equity earnings from our Cenex joint venture with Apex. The results of operations of the Albany terminal, in which we acquired a 32% interest in August 2013, are represented as equity earnings of the joint venture in our consolidated financial statements.
•	Our historical consolidated financial statements reflect the operations of the Partnership prior to the additional tankage added during 2013.
•	Our historical consolidated financial statements do not include compensation expense related to our Long Term Incentive Plan (“LTIP”). Awards pursuant to the LTIP will result in compensation expense being recorded over the restriction period, if any, associated with the awards.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:
•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses;

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs not directly attributable to the operations of our facilities and include costs such as professional services, compensation of non-operating personnel and expenses of the overall administration of the Partnership. We expect to incur additional personnel and related costs and incremental external general and administrative expenses of approximately $3.0 million annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, registered independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional personnel and related costs and incremental external selling, general and administrative expenses are not reflected in our historical financial statements.

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Years Ended
	December 31,
	2013	2012	2011
		Predecessor	Predecessor
	(in thousands except operating data)
REVENUES
Third parties	$55,186	$52,591	$53,000
Affiliates	28,634	21,518	21,766
	83,820	74,109	74,766
Operating costs, expenses and other
Operating expenses	23,363	18,318	15,531
Operating expenses reimbursed to affiliates	4,449	5,790	6,672
Selling, general and administrative expenses	3,883	1,385	1,012
Selling, general and administrative expenses reimbursed to affiliates	2,194	1,338	1,338
Depreciation and amortization	18,222	15,363	14,234
Income from joint venture	(198)	-	-
Loss on disposition of assets	-	476	-
Total operating costs, expenses and other	51,913	42,670	38,787

INCOME FROM OPERATIONS	31,709	31,439	35,979

OTHER INCOME (EXPENSE)
Interest expense	(443)	(498)	(663)
Interest and dividend income	183	135	1,287
Gain (loss) on investments and other-net	142	368	(536)
Income before income taxes	31,789	31,444	36,067
(Benefit) / Provision for income taxes	(573)	524	588
NET INCOME	$32,362	$30,920	$35,479

Operating Data:
Available storage capacity, end of period (mbbls)	12,765	11,200	11,200
Average daily terminal throughput (mbbls)	162	122	114

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Years Ended
	December 31,
	2013	2012	2011
	(in thousands)
Storage services fees:
Base storage services fees	$66,766	$62,629	$61,142
Excess storage services fees	2,342	1,453	3,132
Ancillary services fees	11,747	8,172	8,923
Additive services fees	2,965	1,855	1,569
Revenue	$83,820	$74,109	$74,766

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Years Ended
	December 31,
	2013	2012	2011
	(in thousands)
Operating expenses:
Labor	$10,356	$8,808	$8,254
Utilities	3,651	3,341	3,755
Insurance premiums	1,396	1,252	1,124
Repairs and maintenance	5,542	4,719	4,383
Property taxes	1,939	2,038	1,690
Other	4,928	3,950	2,997
Total	$27,812	$24,108	$22,203
Less operating expenses reimbursed to affiliates	(4,449)	(5,790)	(6,672)
Total operating expenses	$23,363	$18,318	$15,531

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 and Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.

2013 Compared to 2012. Revenues for the year ended December 31, 2013 increased by $9.7 million, or 13%, compared to the year ended December 31, 2012.

Storage Services Fees. Storage services fees increased by $5.0 million for the year ended December 31, 2013.

•	Base storage services fees. Base storage services fees for the year ended December 31, 2013 increased by $4.1 million or 7% from the year ended December 31, 2012, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of capacity at the Jacksonville terminal due to the completion of the acquisition of 450,000 barrels of capacity and the addition of a long-term contract at the Weirton terminal in the fourth quarter of 2012 partially offset by unutilized tanks at the Baton Rouge terminal in the first quarter of 2013. Five of the six unutilized tanks became under contract to Apex in the second quarter of 2013.
•	Excess storage services fees. Excess storage services fees for the year ended December 31, 2013 increased by $0.9 million or 61% from the year ended December 31, 2012, primarily as a result of increased throughput at the Newark and North Little Rock terminals as well as the expanded operations at the Jacksonville terminal offset by decreased throughput at the Chesapeake terminal.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the year ended December 31, 2013 increased by $4.7 million or 47% compared to the year ended December 31, 2012. All but one of our terminals had increased ancillary and additive services fees, including increases related to the (i) expanded operations at the Galveston and Jacksonville terminals resulting in increased ancillary and additive services fees of $0.6 million and $1.3 million, respectively and (ii) increased volumes throughput at the Newark, Baltimore West, Baton Rouge and Chesapeake terminals resulting in a combined increase of $1.9 million.

2012 Compared to 2011. Revenues for the year ended December 31, 2012 decreased by $0.7 million, or 1%, compared to the year ended December 31, 2011. This decrease was the result of a reduction in excess storage fees of $1.7 million and a reduction in ancillary services fees of $0.8 million, partially offset by an increase in base storage services fees of $1.5 million and an increase in additive services fees of $0.3 million.

Storage Services Fees. Storage services fees decreased slightly for the year ended December 31, 2012 because of a decrease in excess storage services fees.

•	Base storage services fees. Base storage services fees for the year ended December 31, 2012 increased by $1.5 million, or 2%, from the year ended December 31, 2011, primarily as a result of contract escalators in our storage services contracts and new storage services contracts at several of our facilities. This increase was partially offset by a $0.3 million reduction in base storage revenues due to downtime at the Newark terminal associated with Hurricane Sandy. In addition, revenue was negatively impacted by $0.3 million due to a temporary storage capacity reduction related to higher than usual maintenance activities at one of our facilities.

•	Excess storage services fees. Excess storage fees for the year ended December 31, 2012 decreased by $1.7 million, or 54%, from the year ended December 31, 2011, primarily as a result of a $1.0 million reduction in the profit sharing fee under a customer contract at the Chesapeake terminal as a result of lower demand for asphalt in 2012 and also $0.5 million of excess storage services fees from temporary customers generated in 2011 that were converted to base storage fees with longer term customers in 2012.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the year ended December 31, 2012 decreased by $0.5 million, or 4%, from the year ended December 31, 2011, primarily as a result of lower heating revenues of $1.6 million attributable to a shift in the mix of products stored by a customer at one of our terminals. This reduction was partially offset by an increase of $1.2 million in revenue from the polymer facility at our Granite City terminal that became operational in the third quarter of 2011 and a $0.3 million increase in fees for injecting additives as a result of higher terminal throughput levels during the year ended December 31, 2012.

Operating Expenses.

2013 Compared to 2012. Operating expenses for the year ended December 31, 2013 increased by $3.7 million, or 15%, compared to the year ended December 31, 2012. This increase was attributable to (i) a $1.5 million increase in labor costs due to the expanded operations at the Jacksonville terminal and normal wage increases, (ii) a $0.3 million increase in utility costs due to the higher level of heat applied to customers’ products, (iii) a $0.8 million increase in repairs and maintenance and (iv) a $1.1 million increase in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal.

2012 Compared to 2011. Operating expenses for the year ended December 31, 2012 increased by $1.9 million, or 9%, compared to the year ended December 31, 2011. This increase was primarily attributable to (i) a $0.6 million increase in labor costs due to normal wage increases and the effect of operating the polymer facility for the entire year in 2012, (ii) a $0.4 million reduction in utility costs due to the lower level of heat applied to customers’ products, (iii) a $0.3 million increase in repairs and maintenance due primarily to higher than usual maintenance activities at one of our facilities, (iv) a $0.3 million increase in property taxes as a result of having the Jacksonville terminal in service for the entire year in 2012 and (v) a $0.9 million increase in other operating expenses from storm damage that did not exceed insurance deductibles, primarily in connection with Hurricane Sandy at our Newark terminal.

Selling, General and Administrative Expenses.

2013 Compared to 2012. Selling, general and administrative expenses for the year ended December 31, 2013 increased by $3.4 million, or 123%, compared to the year ended December 31, 2012. The increase in selling, general and administrative expenses is a result of a higher level of due diligence costs related to potential acquisitions and legal and professional fees related to our initial public offering.

2012 Compared to 2011. Selling, general and administrative expenses for the year ended December 31, 2012 increased by $0.4 million, or 16%, compared to the year ended December 31, 2011. Selling, general and administrative expenses increased primarily as a result of a higher level of due diligence costs related to potential acquisitions.

Depreciation and Amortization Expense.

2013 Compared to 2012. Depreciation and amortization expense for the year ended December 31, 2013 increased by $2.9 million, or 19%, compared to the year ended December 31, 2012. This increase is due to the assets under construction which were placed in service at the Weirton and Galveston terminals and the acquisition of additional terminal assets adjacent to the Jacksonville terminal.

2012 Compared to 2011. Depreciation and amortization expense for the year ended December 31, 2012 increased by $1.2 million, or 8%, compared to the year ended December 31, 2011. This increase was primarily attributable to capital expenditures during 2012 and a full year of depreciation on major items placed in service during 2011, including added storage capacity at our Jacksonville terminal, a new dock at our Newark terminal that went into service in the first quarter of 2011 and our Granite City polymer plant that became operational in the third quarter of 2011.

Income from Joint Venture.

2013 Compared to 2012 and 2011. Income from joint venture for the year ended December 31, 2013 was $0.2 million resulting from the Partnership’s investment in the Cenex joint venture on August 14, 2013. As the investment was made during 2013, there was no income in either 2012 or 2011.

Interest Expense.

2013 Compared to 2012. Interest expense for the year ended December 31, 2013 decreased by $0.1 million, or 11%, compared to the year ended December 31, 2012. This decrease was due to decreased borrowings period-over-period as a result of scheduled principal payments offset by an increase in commitment fees and amortization of loan fees associated with the revolving credit facility.

2012 Compared to 2011. Interest expense for the year ended December 31, 2012 decreased by $0.2 million, or 25%, compared to the year ended December 31, 2011. This decrease was due to decreased borrowings period-over-period as a result of scheduled principal payments.

Interest and Dividend Income.

2013 Compared to 2012. Interest and dividend income for the year ended December 31, 2013 increased slightly compared to the year ended December 31, 2012. This increase was attributable to increased amounts of short-term investments during 2013.

2012 Compared to 2011. Interest and dividend income for the year ended December 31, 2012 decreased by $1.2 million, or 90%, compared to the year ended December 31, 2011. This decrease was attributable to lower amounts of invested cash.

Gain (Loss) on Investments and Other—Net.

2013 Compared to 2012. Gain (loss) on investments for the year ended December 31, 2013 decreased $0.2 million compared to the year ended December 31, 2012. The decrease was attributable to a slight mark-to-market loss on investments in 2013 and a 2012 gain on the sale of investments offset by a $0.5 million loss on disposition of assets in 2012.

2012 Compared to 2011. Gain (loss) on investments for the year ended December 31, 2012 increased to a gain of $0.4 million from a loss of $0.5 million in 2011. The increase was primarily attributable to a 2012 gain on a sale of investments compared to a 2011 mark-to-market loss on investments.

Income Tax Expense.

2013 Compared to 2012. Income tax expense for the year ended December 31, 2013 decreased by $1.1 million or 209% compared to the year ended December 31, 2012 as a result of the reversal of the deferred tax liabilities associated with the Partnership’s operating subsidiary converting from a corporation to a limited liability company as explained in Note 14 to the consolidated financial statements.

2012 Compared to 2011. Income tax expense for the year ended December 31, 2012 decreased by $0.1 million, or 11%, compared to the year ended December 31, 2011. This decrease was primarily attributed to the lower revenue and higher operating expenses discussed above.

Net Income.

2013 Compared to 2012. Net income for the year ended December 31, 2013 increased $1.4 million, or 5%, compared to the year ended December 31, 2012.

2012 Compared to 2011. Net income for the year ended December 31, 2012 decreased by $4.6 million, or 13%, compared to the year ended December 31, 2011.

Non-GAAP Financial Measure. In addition to the GAAP results provided in this annual report on Form 10-K, we provide a non-GAAP financial measure, Adjusted EBITDA.  A reconciliation from GAAP to the non-GAAP measurement is provided below.  We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense and depreciation and amortization expense, as further adjusted to remove gain or loss on investments and on the disposition of assets and non-recurring items, such as the IPO expenses.

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

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated.

	For the Years Ended
	December 31,
	2013	2012	2011

Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to unitholders / shareholder	$31,819	$30,053	$34,212
Depreciation and amortization	18,222	15,363	14,234
Depreciation and amortization – CENEX joint venture	113	-	-
Provision (benefit) for income taxes	(573)	524	588
Interest expense and other	443	498	663
IPO expenses	3,606	-	-
Interest and dividend income	(183)	(135)	(1,287)
Equity based compensation expense	163	-	-
(Gain) loss of investments and other - net	(142)	(368)	536
Adjusted EBITDA	$53,468	$45,935	$48,946

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. Our sources of liquidity include cash generated by our operations, borrowings under our revolving credit facility and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements.

Revolving Credit Facility

In connection with our initial public offering on August 14, 2013, we repaid our existing term loan and entered into a new $200 million senior secured revolving credit facility. The revolving credit facility is available to fund working capital and to finance acquisitions and other capital expenditures. Our obligations under the revolving credit facility are secured by a first priority lien on substantially all of our assets. Borrowings under our revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin. LIBOR and the applicable margin are defined in our revolving credit facility. The unused portion of the revolving credit facility is subject to an annual commitment fee.

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of December 31, 2013.

Term Note

The $8.1 million outstanding on our term loan payable to a commercial bank was paid in full from the proceeds from the Offering.

Loan Activity with Affiliate

In April 2013, the Partnership borrowed $12.5 million from an affiliate. The liability was assumed by CPT 2010 in connection with the Offering.

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

For the year ended December 31, 2013, our capital expenditures were $37.6 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Years Ended
	December 31,
	2013	2012	2011
	(In thousands)
Maintenance capital expenditures	$6,686	$4,616	$5,099
Expansion capital expenditures	30,933	11,828	6,222
Total	$37,619	$16,444	$11,321

Of the $30.9 million of expansion capital expenditures during 2013, $23.0 million related to the purchase of terminal assets adjacent to the Jacksonville terminal and $1.0 million related to expanding the truck bay and connection of the expanded facility. In addition, $1.8 million was used to construct additional tanks and truck racks at our terminals, $2.7 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $2.4 million was used to convert the Weirton terminal to support crude oil gathering operations.

We had no material commitments for capital expenditures as of December 31, 2013. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any future expansion capital expenditures.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$50,014	$44,912	$45,392
Net cash used in investing activities	$(37,713)	$(18,413)	$(1,112)
Net cash provided by (used) in financing activities	$11,013	$(25,825)	$(66,139)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash Flows From Operating Activities. Net cash flows from operating activities for the year ended December 31, 2013 increased by $5.1 million, or 11%, compared to the year ended December 31, 2012. The increase was attributable to a $1.4 million increase in net income, a $2.0 million increase in cash received as reimbursement of capital expenditures recorded as deferred revenue, a $2.9 million increase in depreciation and amortization and a $0.3 million decrease in cash used by working capital offset by a $1.2 million reversal of deferred taxes and a $0.3 million increase in non-cash income.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2013 increased by $19.3 million, or 105%, compared to the year ended December 31, 2012. This increase was attributable to higher capital expenditures of $21.2 million, primarily related to the purchase of the Jacksonville terminal in April of 2013 for $23.0 million, and lower investment sales of $0.2 million offset by lower investment purchases of $2.1 million.

Cash Flows From Financing Activities. Cash flows from financing activities for the year ended December 31, 2013 increased $36.8 million compared to the year ended December 31, 2012. This increase was attributable to advances from affiliates and proceeds from the initial public offering, partially offset by higher distributions.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash Flows From Operating Activities. Net cash flows from operating activities for the year ended December 31, 2012 decreased by $0.5 million, or 1%, compared to the year ended December 31, 2011. The decrease was primarily attributable to a $4.6 million decline in net income and a $0.4 million decline in non-cash losses, as described above, partially offset by an increase in the following non-cash items (i) $1.1 million of depreciation and amortization, (ii) $0.1 million in deferred income taxes, and (iii) a $3.3 million decrease in cash used by working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2012 increased by $17.3 million, or 1,556%, compared to the year ended December 31, 2011. This increase was primarily attributable to lower proceeds from sales of short-term investments of $37.5 million, which was partially offset by lower purchases of short-term investments of $25.6 million and higher capital expenditures of $5.1 million.

Cash Flows From Financing Activities. Cash flows used in financing activities for the year ended December 31, 2012 decreased by $40.3 million, or 61%, compared to the year ended December 31, 2011. This decrease was primarily attributable to lower distributions of $47.8 million and lower payments on our debt of $5.9 million, partially offset by loan activities with affiliates of $13.5 million in 2011.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2013 were as follows:

	Payments Due by Period
	(in thousands)
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years

Loan commitment fee	$2,809	$608	$1,218	$983	-
Distribution of IPO proceeds to Parent	1,034	1,034	-	-	-
Accrued quarterly distribution	9,918	9,918	-	-	-
Operating lease obligations	1,712	268	528	507	409
Total	$15,473	$11,828	$1,746	$1,490	$409

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

Existing Base Storage Contracts

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. Our top ten customers have used our services for an average of more than ten years.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2018 based on remaining contract terms at February 28, 2014 excluding any consumer price index adjustments.

Expected Revenue
under Base
Storage Contracts
Year ending December 31,	(In thousands)
2014	$68,083
2015	54,223
2016	24,644
2017	17,244
2018 and beyond	7,523

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon each of the respective consolidated financial statements of us and our Predecessor, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We and our Predecessor base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of the consolidated financial statements.

Revenue Recognition. Our principal source of revenues is from storage services fees at our terminals. Typically, our contracts with customers are for a fixed term with pricing provisions based on the volume of product stored or based on the activity conducted at our terminals by the customers. Additional revenues are derived from injecting additives and the provision of ancillary services to our customers, such as the heating and blending of their product.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectability is reasonably ensured. Revenues from base storage services fees are recognized on a straight-line basis over the period in which storage services are provided. Additive and ancillary services fees are recognized monthly based on the amount of additive, heating or other services we provided during that month.

Depreciation. We calculate depreciation expense using the straight-line method, based on the estimated useful life of each asset. We assign asset lives based on reasonable estimates when an asset is placed into service. We periodically evaluate the estimated useful lives of our property, plant and equipment and revise our estimates. The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. Subsequent events could cause us to change our estimates, which would impact the future calculation of depreciation expense.

Impairment of Long-Lived Assets. In accordance with Accounting Standards Codification No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we continually evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets, including property and equipment, may be impaired. In determining whether the carrying value of our long-lived assets is impaired, we make a number of subjective assumptions, including whether there is an indication of impairment and the extent of any such impairment.

Factors we consider as indicators of impairment may include, but are not limited to, our assessment of the market value of the asset, operating or cash flow losses and any significant change in the asset’s physical condition or use.

We evaluate the potential impairment of long-lived assets by comparison of estimated undiscounted cash flows for the related asset to the asset’s carrying value. Impairment is indicated when the estimated undiscounted cash flows to be generated by the asset are less than the asset’s carrying value. If the long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using a discounted future cash flow analysis.

These future cash flow estimates (both undiscounted and discounted) are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Uncertainty associated with these cash flow estimates include assumptions regarding demand for the refined petroleum products and crude oil that we store for our customers, volatility and pricing of crude oil and its impact on refined products prices, the level of domestic oil production, discount rates (for discounted cash flows) and potential future sources of cash flows.

Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. During the years ended December 31, 2011, 2012 and 2013 we did not record any impairment on assets.

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2011, 2012 and 2013, we had no material accruals for environmental obligations.

Accruals for contingent liabilities are recorded when our assessment indicates that it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Such accruals may include estimates and are based on all known facts at the time and our assessment of the ultimate outcome. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. Presently, there are no material accruals in these areas. Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Among the many uncertainties that impact our estimates of environmental and other contingent liabilities are the potential involvement in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, as well as the uncertainties that exist in operating our storage facilities and related facilities. Our insurance does not cover every potential risk associated with operating our storage facilities and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and other products we handle and store, and therefore, we do not have direct exposure to risks associated with fluctuating commodity prices. However, through December 31, 2013, we may have been indirectly impacted by commodity prices as a result of the profit sharing component in one of our terminal service agreements. In addition to the base storage services fees, we received a percentage of the profit our customer realized on the stored product. The profit sharing revenues received under this arrangement could have been affected by changes in the commodity price as well as other market factors such as demand for the commodity. This contract terminated at December 31, 2013. We amended the Apex contract to add this tankage effective January 1, 2014. Under the terms of this agreement, Apex pays a higher base storage services fee and there is no profit sharing component.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and may contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At December 31, 2013, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of WPT GP, LLC and the Partners of World Point Terminals, LP
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of World Point Terminals, LP and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Point Terminals, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 26, 2014

World Point Terminals, LP
Consolidated Balance Sheets
As of December 31, 2013 and December 31, 2012
(Dollars in thousands, except unit/share)

	December 31,	December 31,
	2013	2012
		Predecessor
Assets
Current Assets
Cash and cash equivalents	$31,207	$7,893
Accounts receivable, net of allowances of $95 and $37, respectively	2,770	3,162
Accounts receivable – affiliates	2,953	506
Income taxes receivable	-	160
Short-term investments	-	3,068
Prepaid insurance	1,344	861
Other current assets	450	976
Total current assets	38,724	16,626

Property, plant and equipment, net	137,479	116,440
Goodwill	377	377
Investment in joint venture	7,640	-
Other assets	897	708
Total Assets	$185,117	$134,151

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$4,773	$4,304
Accrued liabilities	467	467
Accrued distributions	9,918	-
Accrued distribution of IPO proceeds to Parent	1,034	-
Due to affiliate companies	2,452	232
Deferred revenue – short-term	402	-
Income taxes payable	70	-
Interest rate swap	-	85
Current portion of long-term debt	-	8,991
Total current liabilities	19,116	14,079

Other noncurrent liabilities	588	554
Deferred revenue – long-term	1,509	-
Deferred income taxes	-	1,088
Total liabilities	21,213	15,721

Commitments and contingencies (Note 16)	-	-

Partners’ Equity
Common units (16,575,507 units issued and outstanding at December 31, 2013)	106,615	-
Subordinated units (16,485,507 units issued and outstanding at December 31, 2013)	57,289	-
General partner interest (0% interest)	-	-
Total partners’ equity	163,904	-
Predecessor Shareholder’s Equity
Common shares (50,000 shares authorized, issued and outstanding at December 31, 2012)	-	500
Additional paid in capital	-	42,812
Retained earnings	-	64,444
Total shareholder’s equity excluding noncontrolling interest	-	107,756
Noncontrolling interest	-	10,674
Total shareholder’s equity	-	118,430
Total Liabilities and Partners’ Equity	$185,117	$134,151

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Consolidated Statements of Operations and Comprehensive Income
 (Dollars in thousands, except per unit amounts)

	For the Years Ended
	December 31,
	2013	2012	2011
		Predecessor	Predecessor
REVENUES
Third parties	$55,186	$52,591	$53,000
Affiliates	28,634	21,518	21,766
	83,820	74,109	74,766

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	23,363	18,318	15,531
Operating expenses reimbursed to affiliates	4,449	5,790	6,672
Selling, general and administrative expenses	3,883	1,385	1,012
Selling, general and administrative expenses reimbursed to affiliates	2,194	1,338	1,338
Depreciation and amortization	18,222	15,363	14,234
Income from joint venture	(198)	-	-
Loss on disposition of assets	-	476	-
Total operating costs, expenses and other	51,913	42,670	38,787

INCOME FROM OPERATIONS	31,907	31,439	35,979

OTHER INCOME/(EXPENSE)
Interest expense	(443)	(498)	(663)
Interest and dividend income	183	135	1,287
Gain (loss) on investments and other-net	142	368	(536)
Income before income taxes	31,789	31,444	36,067
(Benefit)/provision for income taxes	(573)	524	588
NET INCOME	32,362	30,920	35,479

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(543)	(867)	(1,267)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$31,819	$30,053	$34,212
Less Predecessor net income prior to August 14, 2013	17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$13,898
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.42
Subordinated	$0.42
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	16,546,955
Subordinated	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
		Predecessor	Predecessor
Cash flows provided by operating activities
Net income	$32,362	$30,920	$35,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,222	15,363	14,234
Amortization of deferred financing costs	39	-	-
(Benefit)/expense for deferred income taxes	(1,088)	99	(17)
(Gain)/loss on disposal of fixed assets	(13)	476	(4)
Gain on derivative instrument	(85)	(301)	(344)
(Gain)/loss on marketable securities	(14)	(67)	884
Equity based compensation	163	-	-
Income from joint venture	(198)	-	-
Changes in operating assets and liabilities:
Accounts receivable	392	(482)	(988)
Prepaid insurance	(483)	(861)	-
Other current assets and other assets	233	(1,117)	(247)
Accounts payable	639	1,714	(1,373)
Accrued liabilities	40	156	(15)
Deferred revenue	1,911	-	-
Income taxes receivable	160	(203)	-
Income taxes payable	70	-	86
Due to affiliated companies	(2,370)	(818)	(2,335)
Other noncurrent liabilities	34	33	32
Net cash provided by operating activities	50,014	44,912	45,392
Cash flows from investing activities
Purchase of short-term investments	(1,009)	(3,064)	(28,664)
Proceeds from the sale of short-term investments	898	1,095	38,637
Proceeds from the sale of fixed assets	17	-	236
Capital expenditures	(37,619)	(16,444)	(11,321)
Net cash used in investing activities	(37,713)	(18,413)	(1,112)
Cash flows from financing activities
Payments on long term debt	(9,001)	(3,572)	(9,494)
Prepaid loan fees	(910)	-	-
Proceeds from advances with affiliate	12,500	-	13,457
Payments on advances with affiliate	(14,082)		-
Proceeds from issuance of capital, net	64,605	-	-
Distributions to noncontrolling interest	-	(2,450)	(1,577)
Pre-IPO dividends paid	(8,937)	-	-
Distributions to unitholders / shareholders	(33,162)	(19,803)	(68,525)
Net cash provided by/(used in) financing activities	11,013	(25,825)	(66,139)
Net change in cash and cash equivalents	23,314	674	(21,859)
Cash and cash equivalents at beginning of year	7,893	7,219	29,078
Cash and cash equivalents at end of year	$31,207	$7,893	$7,219

Cash paid for interest	$248	$446	$798
Cash paid for income taxes	$625	$646	$609
Noncash investing transactions – property and equipment additions included in accounts payable	$520	$690	$345
Noncash financing transactions – Pre-IPO dividend of investments	$3,194	$-	$-
Noncash financing transactions – Noncash distributions to unitholders	$15,404	$-	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Consolidated Statements of Partners’ Equity
(Dollars in thousands)

	Partnership			Predecessor
	Limited	Limited	General
	Partner	Partner	Partner (non-
	Common	Subordinated	economic		Noncontrolling
	Units	Units	interest)	Predecessor	Interest
BALANCE – DECEMBER 31, 2010	$-	$-	$-	$131,820	$12,567
Net Income				34,212	1,267
Distributions to shareholders				(68,526)	(1,577)
BALANCE – DECEMBER 31, 2011	$-	$-	$-	$97,506	$12,257
Net Income				30,053	867
Distributions to shareholders				(19,803)	(2,450)
BALANCE – DECEMBER 31, 2012	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1	-	-	-	-
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)	-	-	-	-
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – AUGUST 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from Offering, net of offering costs	64,605	-	-	-	-
Equity Based compensation expense	163	-	-	-	-
Net income from August 14, 2013 to December 31, 2013	6,962	6,936	-	-	-
Distributions from August 14, 2013 to December 31, 2013	(7,566)	(7,526)	-	(44,426)	-
BALANCE – DECEMBER 13, 2013	$106,615	$57,289	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP
Notes to Consolidated Financial Statements

1)	NATURE OF BUSINESS

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

2)	INITIAL PUBLIC OFFERING

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

Contribution Agreement

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

•
CPT 2010 contributed, as a capital contribution, a limited liability company interest in Center Point in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the Incentive Distribution Rights (“IDR”) of the Partnership; and

World Point Terminals, LP
Notes to Consolidated Financial Statements

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

We incurred expenses related directly to the IPO of $3,606.  These costs consist primarily of legal, accounting, printing and other professional fees associated with the IPO.  We reported these amounts as a selling, general and administrative expense for the year ended December 31, 2013.  There were no similar expenses in the corresponding periods in 2012 and 2011.

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

World Point Terminals, LP
Notes to Consolidated Financial Statements

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation—The consolidated financial statements include the accounts of the Partnership and its subsidiaries. The Partnership consolidates all majority-owned and controlled subsidiaries in which it is able to exercise significant influence. All intercompany transactions have been eliminated.

The Partnership’s financial statements utilize the consolidation method of accounting for the Newark joint venture. As such, 100% of the Newark terminal’s assets, liabilities and results of operations have been included in the Partnership’s statements. Effective August 14, 2013, the Partnership acquired 100% of the ownership of the Newark terminal, eliminating the noncontrolling 49% ownership interest previously recorded in the financial statements of the Partnership as a separate line item in shareholders’ equity. The Partnership’s 32% investment in the Albany joint venture (“Cenex”) is accounted for using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses and distributions received. We evaluate our investments in unconsolidated joint ventures for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are carried at cost, which approximates market.

Credit Risk—The Partnership provides storage services to various customers. The majority of the Partnership’s accounts receivable are due from storage customers. The Partnership has established procedures to monitor credit and counterparty risk and has not experienced significant credit losses in prior years. Accordingly, accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of its customers and historical bad debt experience. With respect to counterparty and credit risks for the Partnership’s interest rate swap agreement, the Partnership has not reduced values of these instruments as the counterparty and credit risks are insignificant.

Short-Term Investments—At December 31, 2012, the Partnership had investments in certain trust preferred stocks and master limited partnerships. The Partnership classified these instruments as current assets in the accompanying consolidated balance sheets as the Partnership anticipated these securities being sold within the next year. The Partnership designated these securities as trading, accordingly they were recorded at fair value, with the unrealized gains or losses reported as a component of other income.

Income Taxes—Our Parent and certain of its subsidiaries have elected to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended. Under this election, the Partnership’s taxable income flows through to the shareholders of our Parent who are responsible for the federal and most state taxes due on the taxable income.

The Partnership has adopted the updated provisions of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities periodically examine the Partnership’s returns in the jurisdictions in which the Partnership does business. Management regularly assesses the tax risk of the Partnership’s return filing positions and believes its accruals for uncertain tax benefits are adequate. Interest and penalty amounts related to uncertain tax positions are recorded in income tax provision on the consolidated statements of operations.

World Point Terminals, LP
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets—We periodically evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets, including property and equipment, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the years ended December 31, 2013, 2012 and 2011.

Property, Plant, and Equipment—Terminal assets, which are comprised of tanks and appenditures, machinery and equipment, docks and jetties and other assets are recorded at acquisition cost and are depreciated on a straight-line basis over the estimated useful lives or remaining term of any applicable lease arrangement. The estimated useful lives of tanks and appenditures range from 5-14 years, machinery and equipment from 5-10 years, docks and jetties for 10 years and other assets from 2-10 years.

Buildings are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which generally range from 20-50 years. Depreciation is not calculated on land or assets under construction.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized and is tested for impairment annually based on a quantitative analysis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When the carrying amount of a reporting unit’s goodwill exceeds the estimated fair value of the goodwill, an impairment loss is recognized in the statements of operations in an amount equal to the excess. As of December 31, 2013, 2012 and 2011, the fair value of the reporting unit exceeded the carrying value.

Derivative Instruments and Hedging Activities—Derivative instruments may be utilized by the Partnership to manage interest rate exposure. The Partnership may choose to designate derivative instruments as hedges.

All derivative instruments are recorded on the balance sheets at fair value. Derivatives not qualifying for hedge accounting are classified as held for trading financial instruments. Gains and losses on these instruments are recorded in interest expense in the consolidated statements of operations, in the periods they occur. Derivatives that have been designated and qualify for hedge accounting are classified as either fair value or cash flow hedges. The Partnership had one derivative instrument, an interest rate swap, and elected to not use hedge accounting.

Revenue Recognition—The Partnership’s principal source of revenues is through providing oil storage services at its storage facilities. Typically, the Partnership enters into term contracts with customers with pricing terms based on the volume of product stored or based on the activity conducted at the storage facilities by the customers. Additional revenues are derived from ancillary services performed for the Partnership’s customers, such as the heating and blending of customer product.

The Partnership recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably ensured. Revenues from monthly storage fees are recognized on a straight-line basis over the period in which storage services are provided. Fees from heating charges and other services are recognized monthly based on the amount of heat or other services provided by the Partnership.

Deferred Revenue—The Partnership may enter into arrangements with customers to construct terminal assets on the Partnership’s property. Such arrangements establish the pricing and require the customer to prepay for a portion of the future services.  The Partnership records the prepayments as deferred revenue.

World Point Terminals, LP
Notes to Consolidated Financial Statements

Asset Retirement Obligations—Three of the Partnership’s storage terminals are located on leased land and the landowners have the option of requiring the Partnership to remove its terminal assets from the land at the expiration of the lease. The Partnership follows ASC Topic 410, Asset Retirement and Environmental Obligations, which requires that an entity recognize the fair value of a liability for an asset retirement obligation, such as the demolition of terminal assets, in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair values are determined by management based upon the discounted expected future costs to be incurred by the Partnership to settle the related obligation. A corresponding amount equal to that of the initial obligation is added to the capitalized cost of the related asset. Over time, the discounted asset retirement obligation accretes due to the increase in the fair value resulting from the passage of time. The accretion amount is charged to income over the asset retirement obligation period. See Note 10 for additional disclosures related to the Partnership’s asset retirement obligations.

Partner Capital Accounts— For purposes of maintaining capital accounts, items of income and loss of the Partnership are allocated among the partners each year, or portion thereof, in accordance with the partnership agreement.  Generally, net income for each period is allocated among the limited partners based on their respective ownership interests after deducting any priority allocations in the form of cash distributions paid to the holders of the IDRs. As the general partner has no economic interest in the Partnership, it is not allocated any income or loss.

Comprehensive Income—The Partnership does not have any other comprehensive income. Therefore, other comprehensive income equals net income attributable to the Partnership unitholders.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4)	FINANCIAL INSTRUMENTS

The Partnership’s financial assets and liabilities consist primarily of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued liabilities, long-term debt (including current portion) and a derivative instrument.

The Partnership has exposure to counterparty credit risk, liquidity risk, interest rate risk, and other price risk with its financial assets and liabilities. The Partnership’s risk management program seeks to minimize potential adverse effects on the Partnership’s financial performance and ultimately shareholder value. The Partnership manages its risks and risk exposures through a combination of sound business practices, derivative instruments and a system of internal controls.

Credit Risk — Credit risk arises from cash held with banks, credit exposure to customers (including outstanding accounts receivable), and counterparty risk associated with certain of the Partnership’s short-term investments and its derivative instrument.

Cash and cash equivalents consist of bank balances. Credit risk associated with cash is minimized by substantially ensuring that these financial assets are held at high quality financial institutions.

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 34% of the Partnerships 2013 revenues and 29% of the Partnership’s 2012 and 2011 revenues, and another that comprised approximately 11% of the Partnerships 2013 revenues and 14% of the Partnership’s 2012 and 2011 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

World Point Terminals, LP
Notes to Consolidated Financial Statements

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

The Partnership’s derivative instrument was an interest rate swap that called for the exchange of interest payments/receipts on a monthly basis. The agreement was entered into with the financial institution which made the loan whose interest rate risk was being mitigated by the interest rate swap agreement. The Partnership’s derivative instrument matured April 2, 2013.

The Predecessor made equity investments in certain trust preferred stocks and master limited partnerships. The Predecessor sought to mitigate risk of a financial loss by investing in what it considered to be high-quality instruments with quality counterparties.

5)	FAIR VALUE MEASUREMENTS

The Partnership adopted the amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the consolidated financial statements. The amendments require the use of a fair value hierarchy in order to classify the fair value disclosures related to the Partnership’s financial assets and financial liabilities that are recognized in the balance sheets at fair value.

The fair value hierarchy has the following levels:

Level 1 — Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 — Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model based valuation techniques for which all significant assumptions are observable in the market. The Partnership does not currently have any instruments with fair value determined using Level 2 inputs.

Level 3 — Values are generated from model based techniques that use significant assumptions not observable in the market. Valuation techniques could include use of option pricing models, discounted cash flow models and similar techniques. The Partnership does not currently have any instruments with fair value determined using Level 3 inputs.

The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety.

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of December 31, 2013 and December 31, 2012:

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,207	$-	$-	$31,207

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,893	$-	$-	$7,893
Trust preferred stocks	254	-	-	254
Master limited partnerships	2,814	-	-	2,814
Interest rate swap	-	(85)	-	(85)
	$10,961	$(85)	$-	$10,876

World Point Terminals, LP
Notes to Consolidated Financial Statements
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

As discussed above, the Partnership utilized information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities, however, management is ultimately responsible for all fair values presented in the Partnership’s consolidated financial statements.

6)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The change in the allowance for doubtful trade receivables for the periods indicated was:

	For the Years Ended December 31,
	2013	2012	2011
Allowance for doubtful receivable at January 1	$37	$87	$52
Additions charged to expense	58	-	35
Subtractions recorded as income	-	(50)	-
Balance at December 31	$95	$37	$87

World Point Terminals, LP
Notes to Consolidated Financial Statements

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2013 and December 31, 2012:

		Accumulated	Net Book
December 31, 2013	Cost	Depreciation	Value

Land	$28,147	$-	$28,147
Tanks and appenditures	182,375	98,465	83,910
Docks and jetties	15,568	3,380	12,188
Machinery and equipment	8,387	4,048	4,339
Buildings	1,881	678	1,203
Other	7,008	2,524	4,484
Assets under construction	3,208	-	3,208
	$246,574	$109,095	$137,479

		Accumulated	Net Book
December 31, 2012	Cost	Depreciation	Value

Land	$25,411	$-	$25,411
Tanks and appenditures	153,407	83,377	70,030
Docks and jetties	6,768	2,090	4,678
Machinery and equipment	5,454	2,844	2,610
Buildings	1,702	582	1,120
Other	5,221	2,049	3,172
Assets under construction	9,419	-	9,419
	$207,382	$90,942	$116,440

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $986, $659 and $560 for the years ended December 31, 2013, 2012 and 2011, respectively. These leases expire from September 5, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases as of December 31, 2013 are as follows:

2014	$268
2015	268
2016	260
2017	253
2018	253
Thereafter	409
$1,711

World Point Terminals, LP
Notes to Consolidated Financial Statements

9)	DEBT

On April 8, 2008, Center Point amended and restated its May 3, 2006 loan agreement with the commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013 but was repaid in full on August 14, 2013. This note bore interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and was amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, Center Point entered into a pay-fixed receive floating interest rate swap agreement. The Partnership believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments until the loan was paid in full on August 14, 2013. As of December 31, 2012 and 2011, the outstanding balance of this debt was $8,991 and $12,563, respectively. These borrowings were secured by Center Point’s storage contracts and current assets. The terms of the term loan agreement and credit facility contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. Center Point was in compliance with such covenants in 2013, 2012 and 2011.

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018.   The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20 million for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20 million at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100 million. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility. Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin.  In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. As of December 31, 2013, Center Point incurred commitment fees of $231 which have been recorded as interest expense.

The fair value of Center Point’s borrowings, which is determined using Level 2 inputs, approximated their carrying amounts as of December 31, 2012.

Interest expense on the term note and the Credit Facility for the periods indicated was:

For the Years Ended
December 31,
2013	2012	2011
$374	$498	$663

World Point Terminals, LP
Notes to Consolidated Financial Statements

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $588 and $554 at December 31, 2013 and December 31, 2012, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

11)	SEGMENT REPORTING

The Partnership derives revenues from operating its fourteen liquid bulk storage and terminal facilities. The fourteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

12)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $207, $185 and $190 for the years ended December 31, 2013, 2012 and 2011, respectively.

13) INCOME TAXES

Our Parent has elected to be treated as a Subchapter S Corporation under the Internal Revenue Code and to treat certain subsidiaries as qualified Subchapter S Subsidiaries. Under this election, an allocable portion of the Partnership’s taxable income flows through to the shareholders of our Parent. The shareholders generally will be responsible for the appropriate taxes due on the taxable income. Despite the Subchapter S election for Federal income tax purposes, the Partnership continued to be treated as a C Corporation and pay corporate taxes in some state and local jurisdictions through June 29, 2013. Effective June 30, 2013, as a result of the Partnership converting from a corporation to a limited liability company, and pursuant to ASC Topic 740, the Partnership reversed the net deferred tax liabilities that existed at June 29, 2013, as a decrease of the Partnership’s provision for income taxes.

The provision (benefit) for income taxes from operations consists of the following:

	For the Years Ended
	December 31,
	2013	2012	2011
Current	$515	$425	$605
Deferred	(1,088)	99	(17)
Total	$(573)	$524	$588

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

World Point Terminals, LP
Notes to Consolidated Financial Statements

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010. As of December 31, 2013 and December 31, 2012, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

14)	RELATED PARTY TRANSACTIONS AND BALANCES

The Partnership enters into transactions with companies in which our parent, and its affiliates, are significant owners (“affiliate” or “affiliated company”). The amounts shown below have been recorded at their exchange value, which is the amount of consideration agreed to by the related parties.

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees. Total charges for related party services were as follows:

	For the Years Ended
	December 31,
	2013	2012	2011
Operating costs	$4,449	$5,790	$6,672
Reimbursement for management and marketing services	2,194	1,338	1,338
	$6,643	$7,128	$8,010

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Years Ended
	December 31,
	2013	2012	2011
Affiliate revenues	$28,634	$21,518	$21,766

Accounts receivable, other current assets and other assets include $2,953 and $1,900 related to affiliates at December 31, 2013 and 2012, respectively, and liabilities related to operating costs and management and marketing services of $2,452 and $232 are included in due to affiliate companies at December 31, 2013 and 2012, respectively. Deferred revenue includes $1,911 related to affiliates at December 31, 2013.

15)	DEFERRED REVENUE

During 2013, the Partnership entered into an arrangement with Apex to construct terminal assets on the Partnership’s property. The arrangement establishes the pricing and requires Apex to prepay for a portion of the future services. The Partnership has recorded the prepayments as deferred revenue. Deferred revenue totaled $1,911 at December 31, 2013, with $402 classified as a current liability and $1,509 classified as a noncurrent liability.

World Point Terminals, LP
Notes to Consolidated Financial Statements

The following table summarizes the Partnership’s deferred revenue activity:

2013
Balance at January 1	$-
Additions	2,012
Amortization	(101)
Balance at December 31	$1,911

16)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. We are not a party to any material pending legal proceedings and are not aware of any claims that, either individually or in the aggregate, could have a material adverse effect on the results of operations, cash flows or financial condition of the Partnership.  In management’s opinion, there are no claims that are probable and reasonably estimated and accordingly, the Partnership has not accrued for any loss contingencies in 2013, 2012 and 2011.

17)	EQUITY-BASED COMPENSATION

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of December 31, 2013, we have granted awards totaling 90,000 restricted units that vest after three years.

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through December 31, 2013.  The outstanding balance at December 31, 2013 represents total awards since IPO.  There were no forfeitures during the post-IPO period.

	Restricted Units	Fair Value at Award Date
Board of directors	90,000	$20.21

For the year ended December 31, 2013, we recorded non-cash compensation expense relating to equity-based compensation of approximately $163.  As described above, the LTIP did not exist in periods prior to September 20, 2013.  As of December 31, 2013, the Partnership had unrecognized compensation expense of $1,656.

World Point Terminals, LP
Notes to Consolidated Financial Statements

18)	EARNINGS PER UNIT AND CASH DISTRIBUTIONS

Earnings Per Unit

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to IDRs by the weighted-average number of outstanding Common and Subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations, including incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to August 14, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. For the period from August 14, 2013 to December 31, 2013, the weighted-average number of Common and Subordinated units outstanding was 16,546,955 units and 16,485,507 units, respectively.

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

The calculation of earnings per unit is as follows:

	Period Ended
	December 31, 2013
	Common	Subordinated	Total
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$6,962	$6,936	$13,898
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$6,962	$6,936	$13,898
Weighted average limited partner units outstanding:
Common Units – Public	10,123,948
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.42	$0.42

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•
second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

World Point Terminals, LP
Notes to Consolidated Financial Statements

•
third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly	Marginal Percentage
	Distribution	Interest in Distributions
			Holders of
	Target Amount	Unitholders	IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	Above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
August 14, 2013 through September 30, 2013	September 24, 2013	$5,174	$0.1565
October 1, 2013 through December 31, 2013	September 24, 2013	$9,918	$0.3000
		$15,092	$0.4565

19)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 is set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Revenue	$18,986	$20,918	$20,986	$22,930	$83,820
Income from operations	6,665	8,946	7,126	8,972	31,709
Net income attributable to unitholder / shareholder	6,966	9,476	6,495	8,882	31,819
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders(1)	-	-	5,016	8,882	13,898
Earnings per Common Unit(2)	$-	$-	$0.15	$0.27	$0.42
Earnings per Subordinated Unit(2)	$-	$-	$0.15	$0.27	$0.42

2012
Revenue	$19,177	$18,710	$18,039	$18,183	$74,109
Income from operations	8,574	8,443	7,483	6,939	31,439
Net income attributable to unitholder / shareholder	7,929	7,422	7,036	7,666	30,053
Earnings per Common Unit(1)	$-	$-	$-	$-	$-
Earnings per Subordinated Unit(1)	$-	$-	$-	$-	$-

(1) Reflects net income since the closing of the Offering on August 14, 2013.
(2)Earnings per unit presented since the closing of the Offering on August 14, 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

The Partnership is required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which require the Partnership's management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of its internal controls over financial reporting. Though the Partnership will be required to disclose changes made to its internal controls and procedures on a quarterly basis, the Partnership will not be required to make its first annual assessment of its internal controls over financial reporting pursuant to Section 404 until the year following the Partnership's 2013 annual report.

Further, the Partnership's independent registered public accounting firm is not yet required to formally attest to the effectiveness of the Partnership's internal controls over financial reporting until the year following this Annual Report on Form 10K.  If required to do so, the Partnership's independent registered public accounting firm may issue an adverse report in the event the independent registered public accounting firm is not satisfied with the level at which the Partnership's internal controls are documented, designed, or operating.  The Partnership's remediation efforts may not enable it to remedy or avoid material weaknesses or significant deficiencies in the future. If the Partnership remediation efforts are unsuccessful, the Partnership could be subject to regulatory scrutiny and a loss of confidence in its reported financial information, which could have an adverse effect on its business and would likely have a negative effect on the trading price of its common units.

Further, this Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We are managed by the directors and executive officers of our general partner. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Our parent owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner currently has eight directors, three of whom, Paul F. Little, Alain Louvel and Paul M. Manheim, are independent under the independence standards of the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee.  We are, however, required to have an audit committee of at least three members, and all of the audit committee members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

The board of directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors will have the composition and responsibilities described below.

The following table shows information for the executive officers and directors of our general partner. Directors are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of our parent or Apex.

Name	Age	Position With Our General Partner
Paul A. Novelly	70	Chairman of the Board of Directors, President and Chief Executive Officer
Steven G. Twele	55	Vice President and Chief Financial Officer and Director
Kenneth E. Fenton	63	Chief Operating Officer
G. Louis Graziadio III	63	Director
Paul M. Manheim	65	Director
Alain Louvel	68	Director
Paul F. Little	70	Director
Edwin A. Levy	76	Director
Donald C. Bedell	72	Director

Paul A. Novelly has been the chairman of the board, president and chief executive officer of our general partner since its inception in April 2013. Mr. Novelly has served for over ten years as chairman and chief executive officer of Apex. Mr. Novelly devotes the majority of his time to his role at Apex and will also spend time, as needed, directly managing our business and affairs. Initially, we expect approximately 33% of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Novelly has served as president and a director of AIC Limited, a Bermuda-based oil trading company and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services, positions he has held for over ten years. He has also been the chairman of the board and chief executive officer of FutureFuel Corp., a manufacturer of biofuels and chemical products, since 2005. He also currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank.

We and the board of our general partner believe that Mr. Novelly’s experience, knowledge, skills, expertise, and his knowledge of our operations and effectiveness of our business strategies provide valuable perspective to our board and add significant value. Additionally, Mr. Novelly’s experience as the chief executive officer of Apex, AIC Limited, St. Albans Global Management, Limited Partnership, LLLP and FutureFuel Corp., as well as a number of executive positions with other oil refining, terminaling, storage, and transportation companies, are integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Novelly’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Steven G. Twele has been the vice president, the chief financial officer and a member of the board of directors of our general partner since its inception in April 2013. For over ten years, Mr. Twele has been vice president and chief financial officer of our parent and several of its subsidiaries. Since March 2012, Mr. Twele has been a director of certain subsidiaries of our parent. In these positions, Mr. Twele was part of the team that built our predecessor. Since 1991, Mr. Twele has been president and director of Pinnacle Consulting, Inc., or Pinnacle, an accounting and financial consulting firm based in St. Louis, Missouri. Mr. Twele will devote the majority of his time to directly managing our business and affairs and will spend some time, as needed, managing and directing the business and affairs of Pinnacle. Initially, we expect approximately 80% of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to that, Mr. Twele was a senior manager for the accounting firm Arthur Andersen & Co. Mr. Twele is a licensed certified public accountant.

We and the board of our general partner believe that Mr. Twele’s experience, knowledge, skills and expertise, including his understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

Kenneth E. Fenton has been chief operating officer of our general partner since its inception in April 2013. For over ten years, Mr. Fenton has been president of Petroleum Fuel & Terminal Company, or PF&T, a subsidiary of Apex that manages terminals for Apex and Center Point Terminal Company, our predecessor. Since June 2012, Mr. Fenton has been an executive vice president and a director of Center Point Terminal Company, our predecessor. Mr. Fenton will devote the majority of his time to directly managing our business and affairs and will spend some time, as needed, managing and directing the business and affairs of PF&T. Initially, we expect approximately 80% of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to that Mr. Fenton held various other positions with Apex and PF&T, including general manager for terminal operations, asphalt marketing and marketing of refined petroleum products. Prior to working at Apex, Mr. Fenton was a senior operations analyst for Citigroup.

G. Louis Graziadio III was appointed to serve as a member of the board of directors of our general partner in August 2013.  Mr. Graziadio has served for over five years as the president and chief executive officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely held California company involved in a wide range of investments and business ventures. Mr. Graziadio is also chairman of the board and chief executive officer of Boss Holdings, Inc., a distributor of work and hunting gloves, rainwear, rain boots, industrial apparel, pet products, specialty merchandise, and wireless accessories for electronic and mobile devices, a position Mr. Graziadio has held for over five years. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, invest in private and public companies across a spectrum of industries. Since 1978, Mr. Graziadio has also been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio also serves as a director of Acacia Research Corporation and True Religion Apparel, Inc., a publicly traded clothing company. In the past five years, Mr. Graziadio has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

We and the board of our general partner believe that Mr. Graziadio’s experience, knowledge, skills and expertise provide valuable perspective to our board and add significant value.

Paul M. Manheim was appointed to serve as a member of the board of directors of our general partner in August 2013.  Mr. Manheim is currently a consultant to and has been a director of HAL Real Estate Investments Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets, a position Mr. Manheim has held for over five years. Mr. Manheim was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005. Hal Real Estate Investments Inc. is a subsidiary of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., in 1982 and filled various positions in the financial and corporate development areas. Since June 2005, Mr. Manheim has been the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. Mr. Manheim previously served as a director of our parent and was chairman of our parent’s audit committee. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and is a chartered accountant. In the past five years, Mr. Manheim served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.  Mr. Manheim has been a member of the board of directors of FutureFuel Corp. since April 5, 2011.

We and the board of the general partner believe that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Investments Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board. Finally, Mr. Manheim’s experience as the chairman of the audit committee of our parent and his experience as a chartered accountant add significant value to our board.

Alain Louvel was appointed to serve as a member of the board of directors of our general partner in August 2013.  After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas and for the next 33 years held numerous positions with Bank Paribas in France, Canada and the United States. He completed his career with Bank Paribas as the head of risk management for the Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Bank Paribas and BNP following the merger that formed BNP Paribas. Mr. Louvel currently serves as a director and/or member of the audit committee of Great West Life Insurance and Annuity Insurance Company, Putnam Investments LLC, Mountain Asset Management LLC and our parent. He is also a trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel previously served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

We and the board of our general partner believe that Mr. Louvel’s experience, knowledge, skills and expertise, including his experience in banking and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

Paul F. Little was appointed to serve as a member of the board of directors of our general partner in August 2013.  Mr. Little was a principal in Gornitzki, Thompson & Little (“GTL”), a merchant bank, from 1986 to 1999. During that period, GTL underwrote and successfully introduced 20 plus companies to the Canadian and U.S. public markets. Prior to 2008, Mr. Little served as a director for several Canadian public companies, including Denison Mines Corp, Pure Energy Services Ltd and EGI Financial Holdings and was president of Westover Investments, Inc. He has often served as chair and has generally served as a member of the audit committee on his various company boards. Mr. Little is a chartered accountant and holds a Bachelors of Arts degree in economics from the University of Toronto and a Masters of Business Administration degree from the University of British Columbia. Mr. Little previously served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

We and the board of our general partner believe that Mr. Little’s experience, knowledge, skills and expertise, including his experience in banking and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

Edwin A. Levy was appointed to serve as a member of the board of directors of our general partner in August 2013.  In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor. Mr. Levy is a director of our parent and was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee. In the past five years Mr. Levy was a director of Forward Industries, Inc., a publicly held company in the business of designing, manufacturing, and distributing custom carrying case solutions, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.  Mr. Levy has been a member of the board of FutureFuel Corp. since November 2005.

We and the board of our general partner believe that Mr. Levy’s experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his six plus years of service to us in that capacity provide valuable perspective to our board and add significant value. Additionally, Mr. Levy’s finance and investment experience from his involvement with Levy, Harkins & Co., Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Levy’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Donald C. Bedell was appointed to serve as a member of the board of directors of our general partner in August 2013.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice and therapy facilities throughout Missouri and other states. Mr. Bedell is also a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. Mr. Bedell is chairman of the Missouri Department of Conservation. He is also a director of our parent, serving as chairman of World Point’s corporate governance and human resources committees. In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.  Mr. Bedell has been a member of the board of FutureFuel Corp. since March 17, 2008.

We and the board of our general partner believe that Mr. Bedell’s experience, knowledge, skills, and expertise acquired as the chairman at Castle Partners, including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Bedell’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Director Independence

The board of directors of our general partner has determined that each of Messrs. Little, Louvel and Manheim are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors

Our general partner’s board of directors has two standing committees: the Audit Committee and Conflicts Committee.

Audit Committee

The Audit Committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Little, Louvel and Manheim, all of whom are independent. Mr. Manheim is the current Chairman of the Audit Committee. The board of directors of our general partner has determined Mr. Manheim is an “audit committee financial expert” within the meaning of the SEC rules. Our Audit Committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.worldpointlp.com.

The Audit Committee of the board of directors of our general partner serves as our Audit Committee and assists the board of directors in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (i) retain and terminate our independent registered public accounting firm, (ii) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (iii) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary.

Conflicts Committee

Messrs. Little, Louvel and Manheim serve on the Conflicts Committee. Mr. Little is the current Chairman of the Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with affiliates). The Conflicts Committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, including OTA, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Executive Sessions of Non-Management Directors

The board of directors of our general partner holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.

Communication with the Board of Directors

A holder of our units or other interested party who wishes to communicate with the non-management directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Report. Communications will be relayed to the intended recipient of the board of directors of our general partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the Audit Committee. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.

Corporate Governance Matters

We have a Code of Ethics for Directors, Executive Officers and Senior Financial Employees that applies to, among others, the Chairman, Chief Executive Officer, President, Chief Financial Officer and Controller of our general partner, as required by Section 406 of the Sarbanes-Oxley Act of 2002. Furthermore, we have Corporate Governance Guidelines and a charter for our Audit Committee. Each of the foregoing is available on our website at www.worldpointlp.com in the “Corporate Governance” section. We provide copies, free of charge, of any of the foregoing upon receipt of a written request. We disclose amendments and director and executive officer waivers with regard to the Code of Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required.

You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE’s Internet site at www.nyse.com. The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this Report.

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2013 without qualification.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our officers and directors, and persons beneficially owning more than 10% of our units, are required to file with the SEC reports of their initial ownership and changes in ownership of our units. Our officers and directors, and persons beneficially owning more than 10% of our units are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2013, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis, except for the following:  one report covering one transaction was filed late by Mr. Novelly and Mr. Little failed to file one report relating to one transaction but did report the transaction in his year-end report on Form 5, which was timely filed.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner. Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The officers of our general partner, which we refer to as our officers, are employed by OTA, and manage the day-to-day affairs of our business. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the provisions of our partnership agreement, we reimburse our general partner for its costs of providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner.

Compensation Setting Process

Historically, the Chairman and Chief Executive Officer of our parent has determined the overall compensation philosophy and set the final compensation of the officers of our parent and its subsidiaries without the assistance of a compensation consultant. Our parent’s executive officers have traditionally been compensated with base salary and annual cash bonuses. Base salary amounts and annual bonuses were historically determined in the sole discretion of its board of directors and this process is expected to continue.

Long-Term Incentive Plan

In connection with the Offering, the board of directors of our general partner adopted the World Point Terminals, LP 2013 Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. Our general partner may issue our executive officers and other service providers long-term equity based awards under the plan, which awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under our LTIP and all determinations with respect to awards to be made under our LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator. We currently expect that the board of directors of our general partner or a committee thereof will be designated as the plan administrator. The following description reflects the terms that are currently expected to be included in the LTIP.

General

The LTIP will provide for the grant, from time to time at the discretion of the board of directors or compensation committee of our general partner or any delegate thereof, subject to applicable law, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. Our general partner may grant awards under the LTIP to reward the achievement of individual or partnership performance goals; however, our general partner has not yet determined any specific performance goals that might be utilized for this purpose. In addition, our general partner may grant awards under the LTIP without regard to performance factors or conditions. The LTIP will limit the number of units that may be delivered pursuant to vested awards to 3,000,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.  At December 31, 2013, 90,000 units had been granted under the LTIP.

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation discussion and analysis disclosure contained in this Report as required by Item 402(b) of Regulation S-K. Based on those reviews and discussions, the board of directors has recommended that the following compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Donald C. Bedell
G. Louis Graziadio, III
Edwin A. Levy
Paul F. Little
Alain Louvel
Paul M. Manheim
Paul A. Novelly
Steven G. Twele

Director Compensation

Our general partner was formed in April 2013, and therefore did not have any, and paid no compensation to, members of its board of directors in 2012. Following the consummation of the Offering, the officers of our general partner or the employees of our sponsors who also serve as directors of our general partner will not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our sponsors will receive cash compensation as “non-employee directors,” which is expected to have an annual value approximating $20,000. In addition, the chair of each standing committee of our general partner’s board of directors will receive an additional annual cash retainer in the amount of $10,000. Further, each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and will be reimbursed for all expenses incurred in attending to his or her duties as a director.

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2013.

Director Compensation Table for 2013

	Fees earned or	Unit awards	All other
	paid in cash	(3)	compensation	Total
Name	($)	($)	($)	($)

Paul A. Novelly (1)	—	—	—	—
Steven G. Twele (1)	—	—	—	—
Donald C. Bedell (2)	2,697	202,100	—	204,797
G. Louis Graziadio, III (2)	2,697	202,100	—	204,797
Edwin A. Levy (2)	1,000	202,100	—	203,100
Paul F. Little (2)	4,697	202,100	—	206,797
Alain Louvel (2)	4,697	202,100	—	206,797
Paul M. Manheim (2)	4,697	202,100	—	206,797
________________

(1)	Because Messrs. Novelly and Twele are employees of an affiliate of our general partner, they do not receive compensation for service as a director of our general partner.
(2)	At December 31, 2013, these directors held restricted common units which will vest on September 24, 2016 (with vesting to be accelerated upon a change of control)
(3)	The dollar amount reflects the aggregate grant-date fair value of the restricted common units. The grant-date fair value is equal to $20.21, the closing price of our unrestricted common units on September 24, 2013.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Messrs. Novelly and Twele are directors and executive officers of our general partner. Messrs. Graziadio, Levy and Bedell are directors of our parent. Messrs. Novelly, Manheim, Levy and Bedell are directors of Future Fuel Corp., the parent of a customer at one of our terminals.

Board Leadership Structure

The chief executive officer of our general partner currently serves as the chairman of the board. The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or elected by the members of our general partner, including our parent and certain members of management. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 5, 2014, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after March 5, 2014. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o World Point Terminals, LP, 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.

		Percentage			Percentage of
		of		Percentage of	Common and
	Common	Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units	Units	Units
Name of Beneficial Owner	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
(1)	Owned	Owned	Owned	Owned	Owned

World Point Terminals, Inc. (2) (3)	6,423,007	38.7%	16,485,507	100.0%	69.3%
ClearBridge Investments, LLC (4) 620 8th Avenue, Suite 400 New York, NY 10018	2,355,210	14.2%	—	—	7.1%
Paul A. Novelly (3) (5)	605,000	3.6%			1.8%
Steven G. Twele (6) (7)	2,800	*			*
Kenneth E. Fenton (8)	7,000	*			*
Donald C. Bedell (6) (9)	15,600	*			*
G. Louis Graziadio, III (6) (9) (10)	63,900	*			*
Edwin A. Levy (6) (9) (11)	17,462	*			*
Paul F. Little (9)	24,000	*			*
Alain Louvel (9)	12,100	*			*
Paul M. Manheim (9)	25,000	*			*

All executive officers and directors as a group (14 persons)
________________________

*	Less than 1.0%.

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.
(2)
The common units and subordinated units beneficially owned by World Point Terminals, Inc. (“Parent”) are held directly by CPT 2010, LLC, a wholly owned subsidiary of Parent. Excludes the 0.0% general partner interest and related IDRs held by our general partner, which are not considered “units” for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a “unitholder.” The address for the Parent is 8235 Forsyth Blvd., Suite 400, Clayton, MO, 63105.

(3)
The Novelly Dynasty Trust and the Novelly Family Trust are trusts established by our chairman and chief executive officer, Paul A. Novelly for the benefit of his children and family members (collectively, the “Trusts”). Mr. Novelly is neither a trustee nor a beneficiary of the Trusts, which are irrevocable. The Trusts collectively own a controlling interest in Parent and as such, may be deemed to indirectly own the securities held by Parent. Paul A. Novelly II, Steven G. Twele and Karon M. Burns (collectively, the “Trustees”) serve as trustees of each of the Trusts and have shared investment and voting control over the securities held thereby, but may exercise such control only with the support of a majority of the trustees of each Trust. The Trustees and Mr. Novelly disclaim beneficial ownership of the securities of the Partnership held by the Parent and/or the Trusts.

(4)
Based upon the Schedule 13G filed on February 14, 2014 with the SEC with respect to our common units held as of December 31, 2013, ClearBridge Investments, LLC has sole voting and dispositive power as to 2,355,210 common units.

(5)
Represents units owned by St. Albans Global Management, LLLP (“Global”), a Delaware limited liability limited partnership, as to which Mr. Novelly is the chairman and chief executive officer. Mr. Novelly is also the president and chief executive officer of our general partner. Does not include common units or subordinated units beneficially owned by our Parent, as to which Mr. Novelly is chairman and chief executive officer.

(6)	Messrs. Twele, Bedell, Levy and Graziadio own minority interests in our Parent. Each of them disclaims beneficial ownership of securities of the Partnership held by our Parent.
(7)
Mr. Twele is the vice president and chief financial officer of our general partner, vice president of the general partner of Global and a trustee of the Trusts. Mr. Twele disclaims beneficial ownership of the securities of the Partnership held by our Parent, Global and the Trusts

(8)	Mr. Fenton is the chief operating officer of our general partner. 4,000 of the units owned are held by the Fenton Qualified Spousal Trust U/I July 18, 2012.
(9)	Includes 10,000 restricted common units granted from the LTIP which will vest on September 24, 2016.
(10)
Includes 700 units held by M. Graziadio’s spouse; 5,600 units held by Mr. Graziadio’s minor children; 7,000 units held by the Graziadio Dynasty Trust II f/b/o G. Louis Graziadio III, a trust established by Mr. Graziadio as to which he is both a trustee and a beneficiary; 28,000 units held by the Graziadio Family Trust, u/d/t 10/13/75 ("GFT"), an irrevocable trust established by Mr. Graziadio for the benefit of his children. Mr. Graziadio is neither a trustee nor a beneficiary of GFT and disclaims beneficial ownership of the shares owned by GFT; 2,800 units held by Ginarra Partners, L.L.C., a California limited liability company ("Partners"), which is majority owned by GFT. The remaining equity interest in Partners is owned by Gina-Carra Partnership ("Gina-Carra"), a limited partnership of which Mr. Graziadio is the Trustee of each of the general partners, which are trusts for the benefit of Mr. Graziadio's children. Mr. Graziadio disclaims beneficial ownership of the shares owned by Partners, except to the extent of any pecuniary interest therein; and 5,600 units held by Gina-Carra Partnership, consisting of trusts for the benefit of Mr. Graziadio's children.

(11)
Includes 3,731 units held by the Edwin Levy Irrevocable Trust (the "E.L. Trust"), as to which the Reporting Person serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the E.L. Trust, except to the extent of his pecuniary interest therein; and 3,731 units held by the Carolyn Levy Irrevocable Trust (the "C.L. Trust"), as to which the Reporting Person's spouse serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the C.L. Trust, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see Item 11. Executive Compensation “Compensation Discussion and Analysis — Long-Term Incentive Plan.”

(c)
Number of Units
Remaining
Available for
	(a)	(b)	Future Issuance
	Number of Units	Weighted	Under Equity
	to be Issued	Average Exercise	Compensation
	Upon Exercise of	Price of	Plans (Excluding
	Outstanding Unit	Outstanding Unit	Securities
	Options and	Options and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity compensation plans approved by unitholders:
N/A	—	—	—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (1)	—	—	2,910,000
Total for equity compensation plans	—	—	2,910,000

____________________

(1)	The World Point Terminals, LP 2013 Long-Term Incentive Plan was adopted by our general partner in August 2013 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,000,000 common units to satisfy awards under the plan. As of December 31, 2013, 90,000 restricted units had been granted under the long-term incentive plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Our parent owns indirectly, 6,423,007 common units and 16,485,507 subordinated units representing an aggregate of approximately 69.3% limited partner interest in us, and owns and controls our general partner. Our parent also appoints all of the directors of our general partner, which maintains a 0.0% general partner interest in us and indirectly owns 20% of our IDRs.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Distributions and Payments to Our General Partner and Its Affiliates

The following discussion summarizes the distributions and payments made by us to our general partner and its affiliates in connection with our formation, ongoing operation and any liquidation.

Formation Stage

The consideration received by our general partner and its affiliates prior to or in connection with the Offering, including the exercise of the underwriters’ option to purchase additional common units	• 12,613,757 common units;

• 16,485,507 subordinated units;

• 0.0% non-economic general partner interest;

• our incentive distribution rights;

• $29.9 million cash distribution from the net proceeds of the offering;

• $14.1 million repayment of indebtedness received by affiliate of our parent;

• $91.2 million in net proceeds received by the selling unitholder for the common units it is selling in the Offering; and

• $26.3 million in net proceeds received from the redemption of 1,312,500 common units pursuant to the exercise of the underwriters’ option to purchase additional common units.

Operational Stage

Distributions of available cash to our general partner and its affiliates
We will generally make cash distributions to our unitholders pro rata, including our parent, as holder of an aggregate of common units and all of the subordinated units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by affiliates of our parent will entitle them to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our parent and its affiliates would receive an annual distribution of approximately $29.1 million on their common units and subordinated units.

Payments to our general partner and its affiliates
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement.

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its 0.0% non-economic general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances

Agreements Governing the Transactions

We and other parties entered into the various agreements that affect the transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of the Offering. These agreements were not the result of arm’s-length negotiations and they, and any of the transactions that they provide for, may not be effected on terms at least as favorable to the parties to these agreements as they could have obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions were paid from the proceeds of the Offering.

Omnibus Agreement

We entered into an omnibus agreement with Apex, our parent, the selling unitholder, our general partner and Center Point. The following discussion describes certain provisions of the omnibus agreement.

Right of First Offer. Pursuant to the omnibus agreement, Apex granted us a right of first offer to purchase its terminaling assets and any terminaling assets that Apex may purchase or construct in the future should Apex desire to sell them (other than a sale of such assets to an affiliate of Apex that agrees to be bound by the right of first offer).

Indemnification. Under the omnibus agreement, our parent and the selling unitholder indemnify us for all liabilities arising out of any violation of environmental laws and any environmental condition or event associated with the operation of our assets and occurring before the closing of the Offering. Indemnification for such environmental liabilities will be limited to those identified prior to the fifth anniversary of the closing of the Offering. Liabilities resulting from a change in law after the closing of the Offering are excluded from the environmental indemnity. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by our parent and the selling unitholder for environmental and toxic tort liabilities. No such claim may be made unless the aggregate dollar amount of all claims exceeds $500,000, in which case our parent and the selling unitholder are liable for claims only to the extent such aggregate amount exceeds $500,000.

Our parent and the selling unitholder also indemnify us for liabilities related to:

•	consummation of the transactions contemplated by the contribution agreement;

•	certain defects in title to the assets contributed to us and any failure to obtain, prior to the time they were contributed to us (or as soon as reasonably practicable thereafter), certain consents, licenses, permits and approvals necessary to own or operate the assets contributed to us;

•	events and conditions associated with assets retained by our parent and the selling unitholder; and

•	certain tax liabilities attributable to the ownership or operation of the assets contributed to us prior to the time they were contributed.

We have indemnified our parent and the selling unitholder for events and conditions associated with the operation of our assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent our parent and the selling unitholder are not required to indemnify us as described above.

Amendments. The omnibus agreement may not be amended without the prior approval of the conflicts committee of our board of directors if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect in any material respect the holders of our common units.

License of Name and Trademark. Our parent has granted us a nontransferable, nonexclusive, royalty-free right and license to use the name “World Point Terminals” and the globe design and any other service marks, trademarks and trade names owned by our parent.

Contribution Agreement

In connection with the closing of the Offering, we entered into a contribution agreement with our parent and certain of its subsidiaries that effected the transactions that occurred in connection with the Offering, including the transfer of the terminal assets, and the use of the net proceeds of the Offering.

Terminaling Services Agreements with Apex

We entered into a terminaling services agreement with Apex under which Apex has agreed to store light refined products at seven of our terminals. We and Apex have agreed to assign a minimum stipulated volume to each terminal (the sum of which equals approximately 4.2 million barrels for our seven terminals), and we will be obligated to make available to Apex sufficient storage capacity at each terminal to allow Apex to store such stipulated volumes of light refined products. Apex will pay base storage services, whether or not Apex uses the storage. Apex will also pay us excess storage fees for each barrel that exceeds stipulated volumes. We also charge Apex separate services fees for providing ancillary and additive services such as ethanol blending and additive injection.

We also entered into a second terminaling services agreement with Enjet, LLC, or Enjet, a subsidiary of Apex, under which Enjet has agreed to store residual oils at two of our terminals. We and Enjet have agreed to a minimum storage commitment stipulated at each of these two terminals, equal to approximately 1.3 million barrels of available storage capacity in the aggregate, and we will be obligated to make available to Enjet sufficient storage capacity at each terminal to allow Enjet to store the stipulated volumes of residual oil. Enjet pays base storage services fees for each barrel stored at our terminals. Enjet also pays us excess storage fees for each barrel that exceeds the stipulated volumes. We also charge Enjet separate fees for providing ancillary and additive services.

The rates we will charge Apex under the agreements are consistent with pricing prior to the execution of the new contracts August 14, 2013. The storage services fees we charge Apex under these agreements will be subject to adjustment on January 1 of each year, beginning January 1, 2015, by an amount equal to 80% of the consumer price index, provided that (i) such adjustments may not increase the storage services fees by more than 3% per year or (ii) decrease the storage services fees. Additive and ancillary services fees under the agreement will also be subject to annual adjustments, beginning January 1, 2015, by an amount equal to our actual increased costs for providing additives or such ancillary services.

Apex will pay (or reimburse us for) all taxes (other than income taxes, franchise taxes and real estate taxes) and regulatory and third party fees that we incur on Apex’s behalf for the services we provide to Apex under these agreements. In addition, Apex will reimburse us for the actual cost of any capital expenditures and any cleaning, degassing or other preparation we make at Apex’s request. Furthermore, if new laws or regulations that affect the services we provide to Apex under these agreements are enacted or promulgated that require us to make improvements to the terminals or changes to the terminals’ operations, Apex will be required to pay its pro rata share of such compliance expenses.

Under these agreements, we are not responsible for refined product volume losses at any of our terminals for evaporation, shrinkage or other loss of product in an amount equal to or less than 0.3% for light refined products, or 0.5% for residuals, as the case may be, of the average volume of Apex’s products stored at the terminal for the relevant time period to be determined at the end of each term. To the extent that actual losses are more than 0.3% or 0.5%, as the case may be, during any contract year, we will reimburse Apex for the difference between the actual loss and the 0.3% or 0.5%, as the case may be, allowance at a price per barrel equal to the applicable average Platts posted price for the twelve months included in the contract year.

Either party’s obligations may be temporarily suspended during the occurrence of, and for the entire duration of, a force majeure event that prevents the affected party from complying fully or in part with its obligations under these agreements, but only to the extent of the specific terminal and identified product for which the force majeure event has been declared. In the event that the period of suspension under the force majeure event continues in excess of twelve months, that portion of the agreement specifically affected by such force majeure event may be canceled at the option of either party.

The initial term of these agreements with respect to each terminal will be between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice. Upon the termination of these agreements, Apex will have a limited right of first refusal to enter into a new agreement with us.

These agreements may be assigned by us or Apex only with the other party’s written consent. Apex may allow another customer to use all or a portion of its stipulated volumes at any terminal so long as such sub-customer executes an agreement whereby such sub-customer agrees to comply with and be subject to the terms and conditions of the applicable agreement. No such subcontract shall relieve Apex of any of its obligations under the applicable agreement, and Apex must agree to indemnify us against any claims by such sub-customer. Any amount due and payable by such sub-customer over and above the amount due and payable under the agreement shall be split equally between us and Apex.

Other Transactions with Related Persons

Revenues Derived from Affiliates

We have engaged in certain transactions with Apex and other Apex subsidiaries, as well as other companies related to us by common ownership. Ongoing transactions include our provision of storage and ancillary services at market rates to Apex and Enjet, an indirect, wholly owned subsidiary of Apex. Our general partner will provide various services to us. We are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement.

Total charges for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Storage and other service fees	$28,634	$21,518	$21,766

Fees Paid to Affiliates

The following table summarizes related party operating expenses and selling, general and administrative expenses that are reflected in the consolidated statements of income for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating	$4,449	$5,790	$6,672
Selling, general and administrative	2,194	1,338	1,338
	$6,643	$7,128	$8,010

Prior to our IPO, we paid fees directly to Apex and other affiliates for various general and administrative services, which included, among others, risk management, environmental compliance, legal consulting, information technology, engineering, centralized cash management and certain treasury and financial services. In management’s estimation, the costs charged for these services approximate the amounts that would have been incurred for similar services purchased from third parties or provided by our own employees. Subsequent to our IPO, these services are provided by our general partner pursuant to the partnership agreement.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors of our general partner adopted a related party transactions policy in connection with the closing of the Offering that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

Item 14.     Principal Accounting Fees and Services

We have engaged Deloitte & Touche, LLP, as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, Deloitte & Touche, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012

Audit Fees (1)	$782	$60
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$782	$60
_________________

(1)	Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. During the year ended December 31, 2013, fees associated with our IPO totaled $0.6 million. This information is presented as of the latest practicable date for this Report.
(2)	Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.
(3)	Tax fees represent fees for professional services rendered in connection with tax compliance.
(4)	All other fees represent fees for services not classifiable under the other categories listed in the table above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. Deloitte & Touche, LLP’s engagement to conduct our 2013 and 2012 audits and quarterly reviews post-IPO were pre-approved by the Audit Committee. Additionally, since the formation of the Audit Committee in 2013, Deloitte & Touche, LLP has not performed any non-audit services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   Documents filed as a part of this Annual Report.

                1.        Financial Statements: see Item 8 Financial Statements and Supplementary Data “Index to Consolidated Financial Statements” set forth on page 71.
                2.        Financial Statement Schedule: financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
                3.        Exhibits: see “Exhibit Index” below on page 109.

Exhibit Index

Exhibit number	Description
3.1
Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).

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

10.3#
Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).

10.4#
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

10.6†	World Point Terminals, LP 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.7*#	Amendment to Terminaling Services Agreement dated as of January 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.8*#	Amendment to Terminaling Services Agreement dated as of March 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC
21.1
List of Subsidiaries of World Point Terminals, LP (incorporated herein by reference to Exhibit 21.1 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on July 23, 2013).

23.1*	Consent of Deloitte & Touche, LLP.
31.1*	Certification of Paul A. Novelly pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven G. Twele pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS##	XBRL Instance Document.
101.SCH##	XBRL Taxonomy Extension Schema Document.
101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF##	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB##	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.
# Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
## Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

