Form 10-Q
period 2014-03-31
World Point Terminals, LP
filed 2014-05-13
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 333-189396

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

On May 13, 2014, the Registrant had 16,825,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

Part I.

Financial Information

PART II.

Other Information

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Dollars in thousands)

(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$30,203	$31,207
Accounts receivable, net of allowances of $95 and $95, respectively	3,368	2,770
Accounts receivable – affiliates	775	2,953
Short-term investments	2,353	-
Prepaid insurance	867	1,344
Other current assets	443	450
Total current assets	38,009	38,724

Property, plant and equipment, net	135,774	137,479
Goodwill	377	377
Investment in joint venture	7,769	7,640
Other assets	845	897
Total Assets	$182,774	$185,117

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$4,167	$4,773
Accrued liabilities	922	467
Accrued distributions	-	9,918
Accrued distribution of IPO proceeds to Parent	1,020	1,034
Due to affiliate companies	1,244	2,452
Deferred revenue – short-term	402	402
Income taxes payable	90	70
Total current liabilities	7,845	19,116

Other noncurrent liabilities	596	588
Deferred revenue – long-term	1,408	1,509
Total liabilities	9,849	21,213

Commitments and contingencies (Note 16)	-	-

Partners’ Equity
Common units (16,575,507 units issued and outstanding at March 31, 2014 and December 31, 2013)	111,214	106,615
Subordinated units (16,485,507 units issued and outstanding at March 31, 2014 and December 31, 2013)	61,711	57,289
General partner interest (0% interest)	-	-
Total partners’ equity	172,925	163,904
Total Liabilities and Partners’ Equity	$182,774	$185,117

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2014 and March 31, 2013

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
		(Predecessor)
REVENUES
Third parties	$14,413	$12,163
Affiliates	8,319	6,823
	22,732	18,986

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	7,192	7,095
Operating expenses reimbursed to affiliates	671	680
Selling, general and administrative expenses	649	342
Selling, general and administrative expenses reimbursed to affiliates	454	335
Depreciation and amortization	4,831	3,869
Income from joint venture	(129)	-
Total operating costs, expenses and other	13,668	12,321

INCOME FROM OPERATIONS	9,064	6,665

OTHER INCOME/(EXPENSE)
Interest expense	(213)	(91)
Interest and dividend income	9	52
Gain (loss) on investments and other-net	29	790
Income before income taxes	8,889	7,416
Provision for income taxes	20	246
NET INCOME	8,869	7,170

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(204)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$8,869	$6,966
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.27
Subordinated	$0.27
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	16,575,507
Subordinated	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
		(Predecessor)
Cash flows provided by operating activities
Net income	$8,869	$7,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,831	3,869
Amortization of deferred financing costs	54	-
Deferred income taxes	-	16
Gain on derivative instrument	-	(64)
Gain on marketable securities	(28)	(723)
Equity based compensation	152	-
Income from joint venture	(129)	-
Changes in operating assets and liabilities:
Accounts receivable	(599)	(423)
Prepaid insurance	477	175
Other current assets and other assets	-	266
Accounts payable	(515)	(418)
Accrued liabilities	459	269
Deferred revenue	(101)	-
Income taxes payable	20	49
Due to affiliated companies	956	3
Other noncurrent liabilities	8	8
Net cash provided by operating activities	14,454	10,197
Cash flows from investing activities
Purchase of short-term investments	(2,325)	(261)
Escrow deposit on terminal asset purchase	-	(1,000)
Capital expenditures	(3,215)	(2,253)
Net cash used in investing activities	(5,540)	(3,514)
Cash flows from financing activities
Payments on long term debt	-	(893)
Distributions to unitholders / shareholder	(9,918)	(460)
Net cash used in financing activities	(9,918)	(1,353)
Net change in cash and cash equivalents	(1,004)	5,330
Cash and cash equivalents at beginning of year	31,207	7,893
Cash and cash equivalents at end of period	$30,203	$13,223

Cash paid for interest	$304	$85
Cash paid for income taxes	$-	$180
Noncash investing transactions – property and equipment additions included in accounts payable	$431	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Three Months Ended March 31, 2014

(Dollars in thousands)

(Unaudited)

	Partnership			Predecessor
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non-economic interest)	Predecessor	Noncontrolling Interest
BALANCE – DECEMBER 31, 2012	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1	-	-	-	-
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)	-	-	-	-
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – AUGUST 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from Offering, net of offering costs	64,605	-	-	-	-
Equity based compensation expense	163	-	-	-	-
Net income from August 14, 2013 to December 31, 2013	6,962	6,936	-	-	-
Distributions from August 14, 2013 to December 31, 2013	(7,566)	(7,526)	-	(44,426)	-
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-	$-	$-
Equity based compensation expense	152	-	-	-	-
Net income	4,447	4,422	-	-	-
BALANCE – MARCH 31, 2014	$111,214	$61,711	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

1)	BUSINESS AND BASIS OF PRESENTATION

Organization

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). On August 14, 2013, the Partnership completed its initial public offering (the “Offering” or the “IPO”) of 8,750,000 common units representing limited partner interests in the Partnership (“Common Units”). The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013. On August 9, 2013, the Partnership’s Common Units began trading on the New York Stock Exchange under the symbol “WPT.” On September 11, 2013, the Partnership completed the sale of 1,312,500 Common Units at $20.00 per Common Unit pursuant to the full exercise of the underwriters’ option to purchase additional Common Units granted to them in the underwriting agreement dated August 8, 2013. “World Point Terminals, LP Predecessor” includes the assets, liabilities and results of operations of fourteen terminals and other assets located in the East Coast, Gulf Coast and Midwest, relating to the storage of light refined products, heavy refined products and crude oil, owned by our primary operating company, Center Point Terminal Company, LLC (“Center Point”), prior to its contribution to the Partnership in connection with the Offering. Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “Company”, “we,” “our,” “us,” or similar expressions for time periods prior to the Offering refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity World Point Terminals, LP and its subsidiaries.

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2013 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership’s financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

The 2013 financial statements utilize the consolidation method of accounting for the Newark joint venture. As such, 100% of the Newark terminal’s assets, liabilities and results of operations have been included in the Company’s statements. The noncontrolling 49% ownership interest has been recorded in the financial statements of the Company as a separate line item in shareholder’s equity. Effective August 14, 2013, the noncontrolling interest was eliminated when the 49% ownership interest was contributed to the Partnership by our Parent. Thereafter, the Newark terminal is wholly owned by the Partnership.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three months ended March 31, 2014 and 2013. Information for interim periods may not be indicative of the Company’s operating results for the entire year.

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

Contribution Agreement

In connection with the closing of the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Center Point, whereby the following transactions, among others, occurred:

•	CPT 2010 contributed, as a capital contribution, its interest in its Jacksonville and Weirton terminals to the Partnership in exchange for 4,878,250 Common Units;

•	Our Parent contributed, as a capital contribution, its 32% interest in its Albany terminal and its 49% interest in its Newark terminal to the Partnership in exchange for 1,312,500 Common Units and the Partnership’s assumption of $14,100 of our parent’s debt;

•	CPT 2010 contributed, as a capital contribution, a limited liability company interest in Center Point in exchange for (a) 6,423,007 Common Units, and (b) 16,485,507 subordinated units (the “Subordinated Units”) representing a 69.5% limited partner interest in the Partnership;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership;

•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the Incentive Distribution Rights (“IDRs”) of the Partnership; and

•	the public, through the underwriters, contributed $77,435 in cash (or $72,499, net of the underwriters’ discounts and commissions of $4,936) to the Partnership in exchange for the issuance of 3,871,750 Common Units by the Partnership.

The net proceeds from the Offering, including the underwriters’ option to purchase additional Common Units, of approximately $97,100, after deducting the underwriting discount and the structuring fee, were used to: (i) pay transaction expenses related to the Offering and our new credit facility in the amount of approximately $4,400, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8,100, (iii) repay indebtedness owed to a related party of approximately $14,100, (iv) repay existing payables of approximately $4,300, (v) redeem 1,312,500 Common Units from our parent for approximately $24,600, (vi) distribute to CPT 2010 approximately $29,900, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12,000. Because the gross proceeds from the exercise of the underwriter’s option to purchase additional Common Units were used to redeem the 1,312,500 Common Units held by our Parent, the net effect to the Partnership was a use of cash equal to the underwriting discount and the structuring fee of $1,700 associated with the exercise.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Revolving Credit Facility

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. See Note 9 for additional details.

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

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to IDRs by the weighted-average number of outstanding Common and Subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations, including incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to August 14, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. For the three months ended March 31, 2014, the weighted-average number of Common and Subordinated units outstanding was 16,575,507 units and 16,485,507 units, respectively.

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

The calculation of earnings per unit is as follows:

	Three Months Ended March 31, 2014
	Common	Subordinated	Total
Net income attributable to unitholders	$4,447	$4,422	$8,869
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$4,447	$4,422	$8,869
Weighted average limited partner units outstanding:
Common Units – Public	10,152,500
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.27	$0.27

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);
•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and
•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
August 14, 2013 through September 30, 2013	September 24, 2013	$5,174	$0.1565
October 1, 2013 through December 31, 2013	September 24, 2013	$9,918	$0.3000
		$15,092	$0.4565

January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000

4)	FINANCIAL INSTRUMENTS

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

Cash and cash equivalents consist of bank balances. Credit risk associated with cash is minimized by ensuring that these financial assets are held at high quality financial institutions.

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 37% of the Partnership’s first quarter 2014 revenues and 36% of the Partnership’s first quarter 2013 revenues, and another that comprised approximately 10% of the Partnership’s first quarter 2014 revenues and 11% of the Partnership’s first quarter 2013 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership has equity investments in marketable securities, including certain preferred and trust preferred stocks. The Partnership seeks to mitigate risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

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

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,203	$-	$-	$30,203
Preferred stocks	1,772	-	-	1,772
Trust preferred stocks	500	-	-	500
Exchange traded debt security	81	-	-	81
	$32,556	$-	$-	$32,556

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,207	$-	$-	$31,207

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

Short-Term Investments— The Partnership’s short-term investments consist of preferred stocks, trust preferred securities and exchange traded debt securities. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

As discussed above, the Partnership utilized information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities, however, management is ultimately responsible for all fair values presented in the Partnership’s consolidated financial statements.

6)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Allowance for doubtful receivable at January 1	$95	$37
Additions charged to expense	-	58
	$95	$95

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

March 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$28,154	$-	$28,154
Tanks and appenditures	182,759	102,403	80,356
Docks and jetties	15,568	3,746	11,822
Machinery and equipment	8,459	4,388	4,071
Buildings	1,881	699	1,182
Other	7,050	2,690	4,360
Assets under construction	5,829	-	5,829
	$249,700	$113,926	$135,774

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Land	$28,147	$-	$28,147
Tanks and appenditures	182,375	98,465	83,910
Docks and jetties	15,568	3,380	12,188
Machinery and equipment	8,387	4,048	4,339
Buildings	1,881	678	1,203
Other	7,008	2,524	4,484
Assets under construction	3,208	-	3,208
	$246,574	$109,095	$137,479

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $272 and $171 for the three months ended March 31, 2014 and 2013, respectively. These leases expire from September 5, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2014 and for the years ending December 31 thereafter are as follows:

2014	$203
2015	268
2016	260
2017	253
2018	253
Thereafter	409
$1,646

9)	DEBT

On April 8, 2008, Center Point amended and restated its May 3, 2006 loan agreement with the commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013 but was repaid in full on August 14, 2013. This note bore interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and was amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, Center Point entered into a pay-fixed receive floating interest rate swap agreement. The Partnership believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments until the loan was paid in full on August 14, 2013. As of March 31, 2014 and December 31, 2013, we had no amounts outstanding under this debt. These borrowings were secured by Center Point’s storage contracts and current assets. The terms of the term loan agreement and credit facility contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. Center Point was in compliance with such covenants in 2013.

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20,000 for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20,000 at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100,000. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility. Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of March 31, 2014 and December 31, 2013. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. For the three months ended March 31, 2014 and year ended December 31, 2013, Center Point incurred commitment fees of $150 and $231 which have been recorded as interest expense. As of March 31, 2014 and December 31, 2013, Center Point had future estimated minimum loan commitment fees of $2,659 and $2,809, respectively.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Interest expense on the term note and the Credit Facility was $204 and $91 for the three months ended March 31, 2014 and 2013, respectively.

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $596 and $588 at March 31, 2014 and December 31, 2013, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

11)	SEGMENT REPORTING

The Partnership derives revenues from operating its fourteen liquid bulk storage and terminal facilities. The fourteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

12)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $32 and $47 for the three months ended March 31, 2014 and 2013, respectively.

13)	INCOME TAXES

Our Parent has elected to be treated as a Subchapter S Corporation under the Internal Revenue Code and to treat certain subsidiaries as qualified Subchapter S Subsidiaries. Under this election, an allocable portion of the Partnership’s taxable income flows through to the shareholders of our Parent. The shareholders generally will be responsible for the appropriate taxes due on the taxable income. Despite the Subchapter S election for Federal income tax purposes, our Predecessor continued to be treated as a C Corporation and pay corporate taxes in some state and local jurisdictions through June 29, 2013. Effective June 30, 2013, as a result of our Predecessor converting from a corporation to a limited liability company, and pursuant to ASC Topic 740, the Partnership reversed the net deferred tax liabilities that existed at June 29, 2013, as a decrease of the Partnership’s provision for income taxes.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The provision (benefit) for income taxes from operations consists of the following:

	For the Three Months Ended March 31,
	2014	2013
Current	$20	$230
Deferred	-	16
Total	$20	$246

Through June 29, 2013, deferred state income taxes were recognized for future tax consequences of temporary differences between the consolidated financial statements carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were primarily related to depreciation of fixed assets.

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010. As of March 31, 2014 and December 31, 2013, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees. Total charges for related party services were as follows:

	For the Three Months Ended March 31,
	2014	2013
Operating costs	$671	$680
Reimbursement for management and marketing services	454	335
	$1,125	$1,015

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended March 31,
	2014	2013
Affiliate revenues	$8,319	$6,823

Accounts receivable, other current assets and other assets include $775 and $2,953 related to affiliates at March 31, 2014 and December 31, 2013, respectively, and liabilities related to operating costs and management and marketing services of $1,244 and $2,452 are included in due to affiliate companies at March 31, 2014 and December 31, 2013, respectively. Deferred revenue includes $1,810 and $1,911 related to affiliates at March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the Partnership’s deferred revenue activity:

	March 31, 2014	December 31, 2013
Balance at January 1	$1,911	$-
Additions	-	2,012
Amortization	(101)	(101)
Balance at period end	$1,810	$1,911

Deferred revenue – short-term	$402	$402
Deferred revenue – long-term	$1,408	$1,509

16)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material impact on the results of operations, cash flows or financial condition of the Partnership. As a result, the Partnership has not accrued for any loss contingencies in 2014 and 2013.

17)	EQUITY-BASED COMPENSATION

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of March 31, 2014, we have granted awards totaling 90,000 restricted units that vest after three years.

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through March 31, 2014.  The outstanding balance at December 31, 2013 represents total awards since IPO.  There were no forfeitures during the post-IPO period.

	Restricted Units	Fair Value at Award Date
Board of directors	90,000	$20.21

For the three months ended March 31, 2014, we recorded non-cash compensation expense relating to equity-based compensation of approximately $152.  As described above, the LTIP did not exist in periods prior to September 20, 2013.  As of March 31, 2014 and December 31, 2013, the Partnership had unrecognized compensation expense of $1,504 and $1,656, respectively.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

18)	SUBSEQUENT EVENTS

On April 23, 2014, the Board of Directors granted to a management company controlled by the family of our Chairman 250,000 restricted units that vest after three years. The fair value on the award date was $5,800.

On April 23, 2014 the Board of Directors declared a cash distribution of $0.30 per unit for the period from January 1, 2014 through March 31, 2014. The distribution is payable on May 15, 2014 to unitholders of record on May 5, 2014.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements, including the notes thereto, set forth herein. The following information and such unaudited consolidated financial statements should also be read in conjunction with our 2013 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 in Part 1, Item 1A,“Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of March 31, 2014, had a combined available storage capacity of 12.8 million barrels. Since January 1, 2013, we completed construction of and placed into service 212,000 barrels of available storage capacity at our Galveston facility, acquired an additional 0.9 million barrels of available storage capacity (Jacksonville and Albany), and acquired the 49% interest in the Newark terminal (0.5 million barrels), increasing our storage capacity by approximately 14%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the three months ended March 31, 2014 and 2013, we generated approximately 81%, and 84%, respectively, of our revenue from storage services fees. Of our revenue for the three months ended March 31, 2014 and 2013, 79% and 82%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

On February 24, 2014, a 200,000 barrel tank at our Baton Rouge terminal was returned to service and added to the Enjet Terminaling Services Agreement for an initial term of one year, increasing our total available storage capacity under contract by 1.6%. As of March 31, 2014, approximately 95% of our total available storage capacity was under contract. During the five years ended December 31, 2013, more than 95% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc.), which represent approximately 80% of our revenue for the three months ended March 31 2014, have used our services for an average of more than ten years.

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

Refined Product and Crude Oil Prices

Because we generally do not own the refined products or crude oil that we handle and do not engage in the trading of refined products or crude oil, we have minimal direct exposure to risks associated with fluctuating commodity prices. During 2013, one customer contract at our Chesapeake terminal provided for a base storage fee plus additional payments based on the customer’s profits from liquid asphalt sales. These additional payments represented approximately 1% of our revenue in 2013. Beginning January 1, 2014, the asphalt tankage at Chesapeake is contracted to Apex based on a significantly higher base storage services fee and no profit sharing. In addition, extended periods of depressed or elevated refined product and crude oil prices can lead producers to increase or decrease production of refined products and crude oil, which can impact supply and demand dynamics.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We anticipate incurring additional costs as a result of being a publicly traded partnership, including external selling, general and administrative expenses of approximately $3.0 million annually. Please read “—Overview of Our Results of Operations—Selling, General and Administrative Expenses.”

•	Our 2013 consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries are no longer in corporate form and will not be subject to U.S. federal income tax and certain state income taxes in the future.

•	Our 2013 consolidated financial statements do not include equity earnings from our Cenex joint venture with Apex. The results of operations of the Albany terminal, in which we acquired a 32% interest in August 2013, are represented as equity earnings of the joint venture in our consolidated financial statements.

•	Our 2013 consolidated financial statements do not include compensation expense related to our Long Term Incentive Plan (“LTIP”). Awards pursuant to the LTIP will result in compensation expense being recorded over the restriction period, if any, associated with the awards.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and

•	our operating and selling, general and administrative expenses;

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
		(Predecessor)
REVENUES
Third parties	$14,413	$12,163
Affiliates	8,319	6,823
	22,732	18,986

Operating costs, expenses and other
Operating expenses	7,192	7,095
Operating expenses reimbursed to affiliates	671	680
Selling, general and administrative expenses	649	342
Selling, general and administrative expenses reimbursed to affiliates	454	335
Depreciation and amortization	4,831	3,869
Income from joint venture	(129)	-
Total operating costs, expenses and other	13,668	12,321

INCOME FROM OPERATIONS	9,064	6,665

OTHER INCOME (EXPENSE)
Interest expense	(213)	(91)
Interest and dividend income	9	52
Gain (loss) on investments and other-net	29	790
Income before income taxes	8,889	7,416
Provision for income taxes	20	246
NET INCOME	$8,869	$7,170

Operating Data:
Available storage capacity, end of period (mbbls)	12,765	11,200
Average daily terminal throughput (mbbls)	184	134

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Storage services fees:
Base storage services fees	$17,899	$15,521
Excess storage services fees	473	441
Ancillary services fees	3,411	2,463
Additive services fees	949	561
Revenue	$22,732	$18,986

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating expenses:
Labor	$2,485	$2,254
Utilities	1,417	1,073
Insurance premiums	442	312
Repairs and maintenance	1,028	1,572
Property taxes	525	508
Other	1,966	2,056
Total operating expenses	$7,863	$7,775
Less operating expenses reimbursed to affiliates	(671)	(680)
Operating expenses	$7,192	$7,095

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues for the three months ended March 31, 2014 increased $3.7 million, or 20%, compared to the three months ended March 31, 2013.

Storage Services Fees. Storage services fees increased $2.4 million for the three months ended March 31, 2014 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended March 31, 2014 increased $2.4 million or 15% from the three months ended March 31, 2013, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of capacity at the Jacksonville terminal due to the acquisition of 450,000 barrels of capacity and the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013.

•	Excess storage services fees. Excess storage services fees for the three months ended March 31, 2014 increased 7% compared to the three months ended March 31, 2013, primarily as a result of additional volume at the Newark terminal.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended March 31, 2014 increased $1.3 million or 44% compared to the three months ended March 31, 2013 primarily as a result of increased activity at 9 of our 14 terminals.

Operating Expenses. Operating expenses for the three months ended March 31, 2014 increased $0.1 million, or 1%, compared to the three months ended March 31, 2013. This increase was primarily attributable to a (i) $0.2 million increase in labor costs due to the expanded operations at the Jacksonville terminal and normal wage increases, (ii) $0.3 million increase in utility costs due to the higher level of heat applied to customers’ products and (iii) $0.1 million increase in insurance premiums offset by a $0.5 million decrease in repairs and maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 increased $0.4 million, or 63%, compared to the three months ended March 31, 2013 as a result of costs incurred in connection with operating as a public company.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2014 increased $1.0 million, or 25%, compared to the three months ended March 31, 2013. This increase is primarily due to the assets under construction which were placed in service in the first and second quarters of 2013 at the Weirton and Galveston terminals and the acquisition of additional terminal assets adjacent to the Jacksonville terminal in the second quarter of 2013.

Interest Expense. Interest expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased as a result of an increase in commitment fees and amortization of loan fees on the revolver partially offset by a decrease in interest on the term loan.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2014 decreased slightly compared to the three months ended March 31, 2013. This decrease was attributable to lower amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended March 31, 2014 decreased $0.8 million compared to the three months ended March 31, 2013. The decrease was primarily attributable to a mark-to-market gain on investments recorded at March 31, 2013.

Income Tax Expense. Income tax expense for the three months ended March 31, 2014 decreased $0.2 million compared with the three months ended March 31, 2013 primarily relating to the Partnership’s subsidiary converting from a corporation to a limited liability company as explained in Note 13 to the condensed consolidated financial statements.

Net Income. Net income for the three months ended March 31, 2014 increased $1.7 million, or 24%, compared to the three months ended March 31, 2013.

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

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to unitholders / shareholder	$8,869	$6,966
Depreciation and amortization	4,831	3,869
Depreciation and amortization – CENEX joint venture	21	-
Provision for income taxes	20	246
Interest expense and other	213	91
Interest and dividend income	(9)	(52)
Equity based compensation expense	152	-
(Gain) loss of investments and other - net	(29)	(790)
Adjusted EBITDA	$14,068	$10,330

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of March 31, 2014.

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

For the three months ended March 31, 2014, our capital expenditures were $3.2 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Or capital expenditures for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)

Maintenance capital expenditures	$1,700	$711
Expansion capital expenditures	1,515	1,542
Total	$3,215	$2,253

Of the $1.5 million of expansion capital expenditures during the first three months of 2014, $0.3 million related to expanding the truck bay and connection of the expanded Jacksonville facility, $0.7 million was used to construct additional tanks at our terminals, $0.2 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $0.3 million was used to increase loading capacity at the Weirton terminal.

We anticipate that these maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any future expansion capital expenditures.

Cash Flows

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,454	$10,197
Net cash used in investing activities	$(5,540)	$(3,514)
Net cash used in financing activities	$(9,918)	$(1,353)

Cash Flows From Operating Activities. Net cash flows from operating activities for the three months ended March 31, 2014 increased $4.3 million, compared to the three months ended March 31, 2013. The increase was primarily attributable to a $1.6 million increase in net income, a $0.8 million decrease in non-cash items, a $1.0 million increase in depreciation and a $0.9 million increase in cash provided by working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2014 increased $2.0 million, or 58%, compared to the three months ended March 31, 2013. This increase was primarily attributable to higher investment purchases of $2.0 million.

Cash Flows From Financing Activities. Cash outflows used in financing activities for the three months ended March 31, 2014 increased $8.6 million or 633% compared to the three months ended March 31, 2013. This increase was attributable to higher distributions.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

March 31, 2014 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$2,659	$608	$1,218	$833	-
Distribution of IPO proceeds to Parent	1,020	1,020	-	-	-
Operating lease obligations	1,646	202	528	507	409
Total	$5,325	$1,830	$1,746	$1,340	$409

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

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2018 based on remaining contract terms at April 30, 2014 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(In thousands)
2014	$67,669
2015	44,392
2016	26,270
2017	19,494
2018 and beyond	8,920

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

Critical Accounting Policies and Estimates

As of March 31, 2014, there have been no significant changes to our critical accounting estimates disclosed in Partnership’s 2013 Annual Report.

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

At March 31, 2014, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts. For the three months ended March 31, 2013 our variable rate indebtedness was economically hedged with an interest rate swap, which expired on April 2, 2013.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks set forth in Part 1, Item, 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1#	Amendment to Terminaling Services Agreement dated as of January 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.7 of Annual Report on Form 10-K (SEC File No. 001-36049) filed on April 25, 2014).
10.2#	Amendment to Terminaling Services Agreement dated as of March 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.7 of Annual Report on Form 10-K (SEC File No. 001-36049) filed on April 25, 2014).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS##	XBRL Instance Document.
101.SCH##	XBRL Taxonomy Extension Schema Document.
101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF##	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB##	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

By: WPT GP, LLC, its General Partner

Date: May 13, 2014	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

