Form 10-Q
period 2014-06-30
World Point Terminals, LP
filed 2014-08-13
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ ☐ No

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

On August 13, 2014, the Registrant had 16,825,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Dollars in thousands)

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$14,332	$31,207
Accounts receivable, net of allowances of $115 and $95, respectively	2,196	2,770
Accounts receivable – affiliates	1,281	2,953
Short-term investments	6,217	-
Prepaid insurance	691	1,344
Other current assets	425	450
Total current assets	25,142	38,724

Property, plant and equipment, net	146,844	137,479
Goodwill	377	377
Investment in joint venture	7,901	7,640
Other assets	792	897
Total Assets	$181,056	$185,117

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$3,785	$4,773
Accrued liabilities	1,440	467
Accrued distributions	-	9,918
Accrued distribution of IPO proceeds to Parent	-	1,034
Due to affiliate companies	1,000	2,452
Deferred revenue – short-term	402	402
Income taxes payable	21	70
Total current liabilities	6,648	19,116

Other noncurrent liabilities	605	588
Deferred revenue – long-term	1,307	1,509
Total liabilities	8,560	21,213

Commitments and contingencies (Note 16)	-	-

Partners’ Equity
Common units (16,825,507 units issued and outstanding at June 30, 2014 and 16,575,507 units issued and outstanding at December 31, 2013)	111,264	106,615
Subordinated units (16,485,507 units issued and outstanding at June 30, 2014 and December 31, 2013)	61,232	57,289
General partner interest (0% interest)	-	-
Total partners’ equity	172,496	163,904
Total Liabilities and Partners’ Equity	$181,056	$185,117

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2014 and June 30, 2013

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
REVENUES
Third parties	$14,371	$13,189	$28,784	$25,352
Affiliates	8,042	7,729	16,361	14,552
	22,413	20,918	45,145	39,904

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	5,302	5,094	12,494	12,200
Operating expenses reimbursed to affiliates	802	981	1,473	1,650
Selling, general and administrative expenses	1,869	893	2,518	1,056
Selling, general and administrative expenses reimbursed to affiliates	451	515	905	1,029
Depreciation and amortization	4,964	4,489	9,795	8,358
Income from joint venture	(132)	-	(261)	-
Total operating costs, expenses and other	13,256	11,972	26,924	24,293

INCOME FROM OPERATIONS	9,157	8,946	18,221	15,611

OTHER INCOME/(EXPENSE)
Interest expense	(217)	(46)	(430)	(137)
Interest and dividend income	37	56	46	108
Gain (loss) on investments and other-net	130	(126)	159	664
Income before income taxes	9,107	8,830	17,996	16,246
Provision for income taxes	53	(889)	73	(643)
NET INCOME	9,054	9,719	17,923	16,889

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(243)	-	(447)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$9,054	$9,476	$17,923	$16,442
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.27		$0.54
Subordinated	$0.27		$0.54
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	16,764,396		16,669,951
Subordinated	16,485,507		16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
		(Predecessor)
Cash flows provided by operating activities
Net income	$17,923	$16,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,795	8,358
Amortization of deferred financing costs	108	-
Deferred income taxes	-	(1,088)
Gain on disposal of fixed assets	-	(13)
Gain on derivative instrument	-	(86)
Gain on marketable securities	(151)	(567)
Equity based compensation	662	-
Income from joint venture	(261)	-
Changes in operating assets and liabilities:
Accounts receivable	574	(472)
Prepaid insurance	653	307
Other current assets and other assets	18	181
Accounts payable	(1,133)	911
Accrued liabilities	977	606
Deferred revenue	(202)	-
Income taxes payable / receivable	(49)	(180)
Due to affiliated companies	(814)	(450)
Other noncurrent liabilities	17	17
Net cash provided by operating activities	28,117	24,413
Cash flows from investing activities
Purchase of short-term investments	(6,386)	(261)
Proceeds from sale of short-term investments	320	726
Proceeds from sale of fixed assets	-	13
Terminal acquisitions	(13,744)	(23,024)
Capital expenditures	(5,271)	(5,488)
Net cash used in investing activities	(25,081)	(28,034)
Cash flows from financing activities
Payments on long term debt	-	(893)
Proceeds from advances with affiliate	-	12,500
Distributions to unitholders / shareholder	(19,911)	(8,575)
Net cash used in financing activities	(19,911)	3,032
Net change in cash and cash equivalents	(16,875)	(589)
Cash and cash equivalents at beginning of year	31,207	7,893
Cash and cash equivalents at end of period	$14,332	$7,304

Cash paid for interest	$458	$625
Cash paid for income taxes	$132	$127
Noncash investing transactions – property and equipment additions included in accounts payable	$665	$758

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Six Months Ended June 30, 2014

(Dollars in thousands)

(Unaudited)

	Partnership			Predecessor
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)	Predecessor	Noncontrolling Interest
BALANCE – DECEMBER 31, 2012	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1	-	-	-	-
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)	-	-	-	-
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – AUGUST 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from Offering, net of offering costs	64,605	-	-	-	-
Equity based compensation expense	163	-	-	-	-
Net income from August 14, 2013 to December 31, 2013	6,962	6,936	-	-	-
Distributions from August 14, 2013 to December 31, 2013	(7,566)	(7,526)	-	(44,426)	-
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-	$-	$-
Equity based compensation expense	662	-	-	-	-
Net income	9,011	8,912	-	-	-
Distributions	(5,024)	(4,969)	-	-	-
BALANCE – JUNE 30, 2014	$111,264	$61,232	$-	$-	$-

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2013 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership’s financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and six months ended June 30, 2014 and 2013. Information for interim periods may not be indicative of the Company’s operating results for the entire year.

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

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to IDRs by the weighted-average number of outstanding Common and Subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations, including incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to August 14, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. The weighted-average number of units outstanding was as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Common Units	16,764,396	16,669,951
Subordinated Units	16,485,507	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$4,565	$4,489	$9,054	$9,011	$8,912	$17,923
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$4,565	$4,489	$9,054	$9,011	$8,912	$17,923
Weighted average limited partner units outstanding:
Common Units – Public	10,341,389			10,246,944
Common Units – World Point	6,423,007			6,423,007
Subordinated Units – World Point		16,485,507			16,485,507
Earnings per unit	$0.27	$0.27		$0.54	$0.54

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);
•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and
•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
August 14, 2013 through September 30, 2013	September 24, 2013	$5,174	$0.1565
October 1, 2013 through December 31, 2013	September 24, 2013	$9,918	$0.3000
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000

4)	FINANCIAL INSTRUMENTS

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

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 36% of the Partnership’s first six months 2014 revenues and 35% of the Partnership’s first six months 2013 revenues, and another that comprised approximately 12% of the Partnership’s first six months 2014 revenues and 11% of the Partnership’s first six months 2013 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership has equity investments in marketable securities, including certain preferred and trust preferred stocks and debt securities. The Partnership seeks to mitigate risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

June 30, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,332	$-	$-	$14,332

Short-term investments
Common stocks	1,021			1,021
Preferred stocks	4,495	-	-	4,495
Trust preferred stocks	331	-	-	331
Exchange traded debt securities	370	-	-	370
Total Short-term investments	6,217	-	-	6,217
Total assets at fair value	$20,549			$20,549

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,207	$-	$-	$31,207

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Allowance for doubtful receivable at January 1	$95	$37
Additions charged to expense	20	58
	$115	$95

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

June 30, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	197,009	106,465	90,544
Docks and jetties	17,404	4,112	13,292
Machinery and equipment	9,475	4,734	4,741
Buildings	2,273	723	1,550
Other	7,782	2,836	4,946
Assets under construction	1,585	-	1,585
	$265,714	$118,870	$146,844

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Land	$28,147	$-	$28,147
Tanks and appenditures	182,375	98,465	83,910
Docks and jetties	15,568	3,380	12,188
Machinery and equipment	8,387	4,048	4,339
Buildings	1,881	678	1,203
Other	7,008	2,524	4,484
Assets under construction	3,208	-	3,208
	$246,574	$109,095	$137,479

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $672 and $460 for the six months ended June 30, 2014 and 2013, respectively. These leases expire from January 31, 2015 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2014 and for the years ending December 31 thereafter are as follows:

2014	$179
2015	275
2016	260
2017	253
2018	253
Thereafter	409
$1,629

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	DEBT

On April 8, 2008, Center Point amended and restated its May 3, 2006 loan agreement with the commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013 but was repaid in full on August 14, 2013. This note bore interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and was amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, Center Point entered into a pay-fixed receive floating interest rate swap agreement. The Partnership believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments until the loan was paid in full on August 14, 2013. As of June 30, 2014 and December 31, 2013, we had no amounts outstanding under this debt. These borrowings were secured by Center Point’s storage contracts and current assets. The terms of the term loan agreement and credit facility contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. Center Point was in compliance with such covenants in 2013.

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20,000 for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20,000 at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100,000. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility. Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of June 30, 2014 and December 31, 2013. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. For the six months ended June 30, 2014 and year ended December 31, 2013, Center Point incurred commitment fees of $302 and $231 which have been recorded as interest expense. As of June 30, 2014 and December 31, 2013, Center Point had future estimated minimum loan commitment fees of $2,508 and $2,809, respectively.

Interest expense on the term note and the Credit Facility for the periods indicated was:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$206	$46	$410	$137

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $605 and $588 at June 30, 2014 and December 31, 2013, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

11)	SEGMENT REPORTING

The Partnership derives revenues from operating its sixteen liquid bulk storage and terminal facilities. The sixteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

12)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$38	$54	$70	$101

13)	INCOME TAXES

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

The provision (benefit) for income taxes from operations consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Current	$53	$215	$73	$445
Deferred	-	(1,104)	-	(1,088)
Total	$53	$(889)	$73	$(643)

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

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010. As of June 30, 2014 and December 31, 2013, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees. Total charges for related party services were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Operating costs	$802	$981	$1,473	$1,650
Reimbursement for management and marketing services	451	515	905	1,029
	$1,253	$1,496	$2,378	$2,679

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Affiliate revenues	$8,042	$7,729	$16,361	$14,552

The Partnerships assets and liabilities included the following related party balances:

	June 30, 2014	December 31, 2013
Accounts receivable - affiliates	$1,281	$2,953
Due to affiliates	1,000	2,452
Deferred revenue	1,709	1,911

15)	DEFERRED REVENUE

The Partnership entered into an arrangement with Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue.

The following table summarizes the Partnership’s deferred revenue activity:

	June 30, 2014	December 31, 2013
Balance at January 1	$1,911	$-
Additions	-	2,012
Amortization	(202)	(101)
Balance at period end	$1,709	$1,911

Deferred revenue – short-term	$402	$402
Deferred revenue – long-term	$1,307	$1,509

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

16)	CONTINGENCIES

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

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of June 30, 2014, we have granted awards totaling 340,000 restricted units that vest after three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the Common Units.

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through June 30, 2014. There were no forfeitures during the post-IPO period.

	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	90,000	-	$20.21
April 23, 2014[2]	250,000	-	$23.20

[1]	Units awarded to directors of General Partner and Parent
[2]	Units awarded to chairman of General Partner

For the three and six months ended June 30, 2014, we recorded non-cash compensation expense relating to equity-based compensation of approximately $510 and $662, respectively.  As described above, the LTIP did not exist in periods prior to September 20, 2013.  As of June 30, 2014 and December 31, 2013, the Partnership had unrecognized compensation expense of $6,793 and $1,656, respectively.

18)	TERMINAL ACQUISITIONS

In June 2014, the Partnership acquired two terminals in Mobile, Alabama that will have a total shell capacity of 1,826,000 barrels once necessary repairs and upgrades are made to the tanks.

The Chickasaw terminal has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil, and residual fuels. The terminal is served by ship, barge, truck and rail. The acquisition of the Chickasaw terminal qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the Chickasaw terminal was $6,553 and was allocated to Property, plant and equipment. At acquisition, there were no other identifiable assets.

The Blakeley Island terminal has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal, while not currently operating, is served by ship and barge with the ability to add truck access. The total fair value of the Blakeley Island terminal was $7,191 and was allocated to Property, plant and equipment.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Pro forma information related to the acquisition is not presented because the impact of the acquisition on the Partnership's consolidated results of operations is not significant. The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Partnership’s preliminary allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

In April 2013, Center Point completed the purchase of terminal assets adjacent to its Jacksonville, Florida terminal with a total capacity of 450,000 barrels for the storage of gasoline and distillates. The terminal is served by ship, barge, truck and rail. The total fair value of the acquired Jacksonville terminal assets was $23,024 and was allocated to Property, plant and equipment.

19)	SUBSEQUENT EVENTS

On July 17, 2014 the Board of Directors declared a cash distribution of $0.30 per unit for the period from April 1, 2014 through June 30, 2014. The distribution is payable on August 14, 2014 to unitholders of record on July 28, 2014.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of June 30, 2014, had a combined available storage capacity of 14.6 million barrels. During 2013, we completed construction of and placed into service 0.2 million barrels of available storage capacity at our Galveston facility, acquired an additional 0.9 million barrels of available storage capacity (Jacksonville and Albany), acquired the 49% interest in the Newark terminal (0.5 million barrels), increasing our storage capacity by approximately 14%. In June 2014, we acquired two terminals in Mobile, Alabama (1.8 million barrels), increasing our storage capacity by an additional 14%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

In June 2014, we entered the Mobile, Alabama market and acquired two terminals that will increase our total capacity by over 1.8 million barrels once necessary repairs and upgrades are made to the tanks. The Chickasaw terminal was purchased for $6.5 million and has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil, and residual fuels. The terminal is served by ship, barge, truck and rail. A substantial portion of the acquired capacity is not under contract. The Blakeley Island terminal was purchased for $7.2 million and has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is currently served by ship and barge with the ability to add truck access. None of the tankage is currently under contract.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the six months ended June 30, 2014 and 2013, we generated approximately 82%, and 84%, respectively, of our revenue from storage services fees. Of our revenue for the six months ended June 30, 2014 and 2013, 80% and 82%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

On June 18, 2014, we acquired two terminals in Mobile, Alabama increasing our available storage capacity by 1.8 million barrels. A substantial portion of the acquired capacity is not under contract. As of June 30, 2014, approximately 85% of our total available storage capacity was under contract. During the five years ended December 31, 2013, more than 95% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc. “Apex”), which represent approximately 80% of our revenue for the six months ended June 30, 2014, have used our services for an average of more than ten years.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We incur additional costs as a result of being a publicly traded partnership, including external selling, general and administrative expenses of approximately $3.0 million annually. Please read “—Overview of Our Results of Operations—Selling, General and Administrative Expenses.”

•	Our 2013 consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries are no longer in corporate form and will not be subject to U.S. federal income tax and certain state income taxes in the future.

•	Our 2013 consolidated financial statements do not include equity earnings from our Cenex joint venture with Apex. The results of operations of the Albany terminal, in which we acquired a 32% interest in August 2013, are represented as equity earnings of the joint venture in our consolidated financial statements.

•	Our 2013 consolidated financial statements do not include compensation expense related to our Long Term Incentive Plan (“LTIP”). Awards pursuant to the LTIP will result in compensation expense being recorded over the restriction period, if any, associated with the awards.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs not directly attributable to the operations of our facilities and include costs such as professional services, compensation of non-operating personnel and expenses of the overall administration of the Partnership. We incur additional personnel and related costs and incremental external general and administrative expenses of approximately $3.0 million annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, registered independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional personnel and related costs and incremental external selling, general and administrative expenses are not reflected in our historical financial statements.

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
		(Predecessor)		(Predecessor)
REVENUES
Third parties	$14,371	$13,189	$28,784	$25,352
Affiliates	8,042	7,729	16,361	14,552
	22,413	20,918	45,145	39,904

Operating costs, expenses and other
Operating expenses	5,302	5,094	12,494	12,200
Operating expenses reimbursed to affiliates	802	981	1,473	1,650
Selling, general and administrative expenses	1,869	893	2,518	1,056
Selling, general and administrative expenses reimbursed to affiliates	451	515	905	1,029
Depreciation and amortization	4,964	4,489	9,795	8,358
Income from joint venture	(132)	-	(261)	-
Total operating costs, expenses and other	13,256	11,972	26,924	24,293

INCOME FROM OPERATIONS	9,157	8,946	18,221	15,611

OTHER INCOME (EXPENSE)
Interest expense	(217)	(46)	(430)	(137)
Interest and dividend income	37	56	46	108
Gain (loss) on investments and other-net	130	(126)	159	664
Income before income taxes	9,107	8,830	17,996	16,246
Provision for income taxes	53	(889)	73	(643)
NET INCOME	$9,054	$9,719	$17,923	$16,889

Operating Data:
Available storage capacity, end of period (mbbls)	14,591	11,860	14,591	11,860
Average daily terminal throughput (mbbls)	197	162	189	148

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Storage services fees:
Base storage services fees	$18,265	$16,872	$36,164	$32,393
Excess storage services fees	196	669	669	1,110
Ancillary services fees	3,261	2,552	6,672	5,015
Additive services fees	691	825	1,640	1,386
Revenue	$22,413	$20,918	$45,145	$39,904

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
Labor	$2,866	$2,267	$5,351	$4,521
Utilities	1,210	983	2,627	2,056
Insurance premiums	273	321	715	633
Repairs and maintenance	786	724	1,814	2,296
Property taxes	526	413	1,051	921
Other	443	1,367	2,409	3,423
Total operating expenses	$6,104	$6,075	$13,967	$13,850
Less operating expenses reimbursed to affiliates	(802)	(981)	(1,473)	(1,650)
Operating expenses	$5,302	$5,094	$12,494	$12,200

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues for the three months ended June 30, 2014 increased $1.5 million, or 7%, compared to the three months ended June 30, 2013.

Storage Services Fees. Storage services fees increased $0.9 million for the three months ended June 30, 2014 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended June 30, 2014 increased $1.4 million or 8% from the three months ended June 30, 2013, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013 and increased base storage rates at the Chesapeake terminal.
•	Excess storage services fees. Excess storage services fees for the three months ended June 30, 2014 decreased $0.5 million compared to the three months ended June 30, 2013, primarily as a result of decreased throughput at the Jacksonville terminal and the elimination of profit sharing at the Chesapeake terminal in 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended June 30, 2014 increased $0.6 million or 17% compared to the three months ended June 30, 2013 primarily as a result of increased activity at 10 of our 16 terminals.

Operating Expenses. Operating expenses for the three months ended June 30, 2014 increased slightly compared to the three months ended June 30, 2013. This increase was primarily attributable to a (i) $0.6 million increase in labor costs due to the expanded operations at the Jacksonville terminal, the acquisition of the Chickasaw and Blakeley terminals and normal wage increases, (ii) $0.2 million increase in utility costs due to the higher level of heat applied to customers’ products and (iii) $0.1 million increase in property taxes offset by a $0.9 million decrease in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2014 increased $0.9 million, or 65%, compared to the three months ended June 30, 2013 as a result of costs incurred in connection with operating as a public company, including unit based compensation expense of $0.5 million in 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2014 increased $0.5 million, or 11%, compared to the three months ended June 30, 2013. This increase is primarily due to (i) capital expenditures during the first and second quarters of 2014, (ii) assets under construction which were placed in service in the second quarter of 2013 at the Weirton and Galveston terminals, (iii) the acquisition of additional terminal assets adjacent to the Jacksonville terminal in the second quarter of 2013 and (iv) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014.

Interest Expense. Interest expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased $0.2 million as a result of an increase in commitment fees and amortization of loan fees on our revolving credit agreement partially offset by a decrease in interest on the term loan that was repaid in the third quarter of 2013 in connection with our initial public offering.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2014 decreased slightly compared to the three months ended June 30, 2013. This decrease was attributable to lower amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended June 30, 2014 increased $0.3 million compared to the three months ended June 30, 2013. The increase was primarily attributable to a larger mark-to-market gain on investments recorded at June 30, 2014.

Income Tax Expense. Income tax expense for the three months ended June 30, 2014 increased $0.9 million compared with the three months ended June 30, 2013 primarily related to the reversal of deferred income taxes in the second quarter of 2013 which resulted in an income tax benefit for the period.

Net Income. Net income for the three months ended June 30, 2014 decreased $0.7 million, or 7%, compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues for the six months ended June 30, 2014 increased $5.2 million, or 13%, compared to the six months ended June 30, 2013.

Storage Services Fees. Storage services fees increased $3.3 million for the six months ended June 30, 2014 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the six months ended June 30, 2014 increased $3.8 million or 12% from the six months ended June 30, 2013, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013 and increased base storage rates at the Chesapeake terminal.
•	Excess storage services fees. Excess storage services fees for the six months ended June 30, 2014 decreased $0.4 million compared to the six months ended June 30, 2013, primarily as a result of decreased throughput at the Jacksonville terminal and decreased payments related to profit sharing at the Chesapeake terminal in 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the six months ended June 30, 2014 increased $1.9 million or 30% compared to the six months ended June 30, 2013 primarily as a result of increased activity at 13 of our 16 terminals.

Operating Expenses. Operating expenses for the six months ended June 30, 2014 increased $0.1 million, or 1%, compared to the six months ended June 30, 2013. This increase was primarily attributable to a (i) $0.8 million increase in labor costs due to the expanded operations at the Jacksonville terminal, the acquisition of the Chickasaw and Blakeley terminals and normal wage increases, (ii) $0.6 million increase in utility costs due to the higher level of heat applied to customers’ products, (iii) $0.1 million increase in insurance premiums and (iv) $0.1 million increase in property taxes offset by a $0.5 million decrease in repairs and maintenance and a $1.0 million decrease in other operating expenses, primarily in connection with Hurricane Sandy at our Newark terminal.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2014 increased $1.3 million, or 64%, compared to the six months ended June 30, 2013 as a result of costs incurred in connection with operating as a public company, including unit based compensation expense of $0.7 million in 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2014 increased $1.4 million, or 17%, compared to the six months ended June 30, 2013. This increase is primarily due to (i) capital expenditures during the first and second quarters of 2014, (ii) assets under construction which were placed in service in the second quarter of 2013 at the Weirton and Galveston terminals, (iii) the acquisition of additional terminal assets adjacent to the Jacksonville terminal in the second quarter of 2013 and (iv) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014.

Interest Expense. Interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 increased $0.3 million as a result of an increase in commitment fees and amortization of loan fees on the revolver partially offset by a decrease in interest on the term loan.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2014 decreased slightly compared to the six months ended June 30, 2013. This decrease was attributable to lower amounts of short-term investments.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the six months ended June 30, 2014 decreased $0.5 million compared to the six months ended June 30, 2013. The decrease was primarily attributable to a larger mark-to-market gain on investments recorded at June 30, 2013.

Income Tax Expense. Income tax expense for the six months ended June 30, 2014 increased $0.7 million compared with the six months ended June 30, 2013 primarily relating to the reversal of deferred income taxes in the second quarter of 2013 which resulted in an income tax benefit for the period.

Net Income. Net income for the six months ended June 30, 2014 increased $1.0 million, or 6%, compared to the six months ended June 30, 2013.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to unitholders / shareholder	$9,054	$9,719	$17,923	$16,889
Depreciation and amortization	4,964	4,489	9,795	8,358
Depreciation and amortization – CENEX joint venture	46	-	67	-
Provision for income taxes	53	(889)	73	(643)
Interest expense and other	217	46	430	137
IPO expenses	-	857	-	857
Interest and dividend income	(37)	(56)	(46)	(108)
Equity based compensation expense	510	-	662	-
(Gain) loss of investments and other - net	(130)	126	(159)	(664)
Adjusted EBITDA	$14,677	$14,292	$28,745	$24,826

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of June 30, 2014.

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

For the six months ended June 30, 2014, our capital expenditures were $19.0 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Maintenance capital expenditures	$851	$2,259	$2,551	$2,970
Expansion capital expenditures	14,949	24,068	16,464	25,610
Total	$15,800	$26,327	$19,015	$28,580

Of the $16.4 million of expansion capital expenditures during the first six months of 2014, $13.7 million related to the acquisition of two terminals in Mobile, Alabama, $0.8 million related to expanding the truck bay and connection of the expanded Jacksonville facility, $1.1 million was used to construct additional tanks at our terminals, $0.3 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $0.5 million was used to increase unloading capacity at the Weirton terminal.

We anticipate that these maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$28,117	$24,413
Net cash used in investing activities	$(25,081)	$(28,034)
Net cash used in financing activities	$(19,911)	$3,032

Cash Flows From Operating Activities. Net cash flows from operating activities for the six months ended June 30, 2014 increased $3.7 million, compared to the six months ended June 30, 2013. The increase was primarily attributable to a $1.0 million increase in net income, a $1.9 million increase in non-cash items and a $1.4 million increase in depreciation offset by a $0.6 million decrease in cash provided by working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2014 decreased $3.0 million, or 11%, compared to the six months ended June 30, 2013. This decrease was primarily attributable to lower capital expenditures of $9.5 million offset by higher investment activity of $6.5 million.

Cash Flows From Financing Activities. Cash outflows used in financing activities for the six months ended June 30, 2014 increased $22.9 million or 757% compared to the six months ended June 30, 2013. This increase was attributable to higher distributions to unitholders/shareholders.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2014 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$2,508	$608	$1,218	$682	-
Operating lease obligations	1,629	179	535	506	409
Total	$4,137	$787	$1,753	$1,188	$409

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

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2018 based on remaining contract terms at June 30, 2014 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(In thousands)
2014	$69,283
2015	47,227
2016	26,863
2017	19,494
2018 and beyond	8,920

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes our June 2014 acquisition of two terminals that marked our entry into the Mobile, Alabama market. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

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

Critical Accounting Policies and Estimates

As of June 30, 2014, there have been no significant changes to our critical accounting estimates disclosed in Partnership’s 2013 Annual Report on Form 10-K.

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

At June 30, 2014, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1#*	Amendment to Terminaling Services Agreement dated as of July 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS##	XBRL Instance Document.
101.SCH##	XBRL Taxonomy Extension Schema Document.
101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF##	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB##	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

By: WPT GP, LLC, its General Partner

Date: August 13, 2014	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

