Form 10-Q
period 2014-09-30
World Point Terminals, LP
filed 2014-11-12
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 333-189396

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of	(IRS Employer Identification No.)
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

Yes ☑ ☐No

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

On November 12, 2014, the Registrant had 16,825,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

(Dollars in thousands)

(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$18,139	$31,207
Accounts receivable, net of allowances of $41 and $95, respectively	1,984	2,770
Accounts receivable – affiliates	1,676	2,953
Short-term investments	6,380	-
Prepaid insurance	506	1,344
Other current assets	341	450
Total current assets	29,026	38,724

Property, plant and equipment, net	143,743	137,479
Goodwill	377	377
Investment in joint venture	7,987	7,640
Other assets	742	897
Total Assets	$181,875	$185,117

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$5,054	$4,773
Accrued liabilities	1,724	467
Accrued distributions	-	9,918
Accrued distribution of IPO proceeds to Parent	-	1,034
Due to affiliate companies	1,121	2,452
Deferred revenue – short-term	656	402
Income taxes payable	32	70
Total current liabilities	8,587	19,116

Other noncurrent liabilities	614	588
Deferred revenue – long-term	1,207	1,509
Total liabilities	10,408	21,213

Commitments and contingencies (Notes 8 and 16)	-	-

Partners’ Equity
Common units (16,825,507 units issued and outstanding at September 30, 2014 and 16,575,507 units issued and outstanding at December 31, 2013)	111,037	106,615
Subordinated units (16,485,507 units issued and outstanding at September 30, 2014 and December 31, 2013)	60,430	57,289
General partner interest (0% interest)	-	-
Total partners’ equity	171,467	163,904
Total Liabilities and Partners’ Equity	$181,875	$185,117

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2014 and September 30, 2013

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Third parties	$13,918	$14,594	$42,702	$39,946
Affiliates	8,678	6,392	25,039	20,944
	22,596	20,986	67,741	60,890

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	6,567	5,162	19,061	17,363
Operating expenses reimbursed to affiliates	668	976	2,141	2,626
Selling, general and administrative expenses	1,106	2,595	3,624	3,651
Selling, general and administrative expenses reimbursed to affiliates	470	590	1,375	1,618
Depreciation and amortization	5,321	4,537	15,116	12,895
Income from joint venture	(86)	(86)	(347)	(86)
Total operating costs, expenses and other	14,046	13,774	40,970	38,067

INCOME FROM OPERATIONS	8,550	7,212	26,771	22,823

OTHER INCOME/(EXPENSE)
Interest expense	(211)	(119)	(641)	(256)
Interest and dividend income	90	71	136	179
Gain (loss) on investments and other-net	(68)	(553)	91	111
Income before income taxes	8,361	6,611	26,357	22,857
Provision for income taxes	31	20	104	(623)
NET INCOME	8,330	6,591	26,253	23,480

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(96)	-	(543)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$8,330	$6,495	$26,253	$22,937
Less Predecessor net income prior to August 14, 2013		1,479		17,921
Net income from August 14, 2013 to September 30, 2013 attributable to unitholders		$5,016		$5,016

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS*
Common	$0.25	$0.15	$0.79	$0.15
Subordinated	$0.25	$0.15	$0.79	$0.15
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	16,825,507	16,497,394	16,722,943	16,497,394
Subordinated	16,485,507	16,485,507	16,485,507	16,485,507

* 2013 basic and diluted earnings per unit attributable to unitholders represents post IPO earnings.

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities
Net income	$26,253	$23,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,116	12,895
Amortization of deferred financing costs	157	13
Deferred income taxes	-	(1,088)
Gain on disposal of fixed assets	-	(9)
Gain on derivative instrument	-	(85)
Gain on marketable securities	(60)	(14)
Equity based compensation	1,297	12
Income from joint venture	(347)	(86)
Changes in operating assets and liabilities:
Accounts receivable	786	1,356
Prepaid insurance	838	307
Other current assets and other assets	103	180
Accounts payable	24	27
Accrued liabilities	1,261	654
Deferred revenue	(48)	-
Income taxes payable	(38)	(84)
Due to affiliated companies	(1,088)	(1,278)
Other noncurrent liabilities	26	25
Net cash provided by operating activities	44,280	36,305
Cash flows from investing activities
Purchase of short-term investments	(6,640)	(1,009)
Proceeds from sale of short-term investments	320	898
Proceeds from sale of fixed assets	-	13
Terminal acquisitions	(13,744)	(23,024)
Capital expenditures	(7,379)	(10,470)
Net cash used in investing activities	(27,443)	(33,592)
Cash flows from financing activities
Payments on long term debt	-	(9,001)
Prepaid loan fees	-	(910)
Proceeds from advances with affiliate	-	12,500
Payments on advances with affiliates	-	(14,082)
Proceeds from issuance of capital, net	-	64,605
Pre-IPO dividends paid	-	(8,937)
Distributions to unitholders / shareholder	(29,905)	(27,869)
Net cash used in financing activities	(29,905)	16,306
Net change in cash and cash equivalents	(13,068)	19,019
Cash and cash equivalents at beginning of year	31,207	7,893
Cash and cash equivalents at end of period	$18,139	$26,912

Cash paid for interest	$611	$248
Cash paid for income taxes	$151	$623
Noncash investing transactions – property and equipment additions included in accounts payable	$777	$681

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Nine Months Ended September 30, 2014

(Dollars in thousands)

(Unaudited)

	Partnership			Predecessor
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)	Predecessor	Noncontrolling Interest
BALANCE – DECEMBER 31, 2012	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1	-	-	-	-
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)	-	-	-	-
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – AUGUST 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from Offering, net of offering costs	64,605	-	-	-	-
Equity based compensation expense	163	-	-	-	-
Net income from August 14, 2013 to December 31, 2013	6,962	6,936	-	-	-
Distributions from August 14, 2013 to December 31, 2013	(7,566)	(7,526)	-	(44,426)	-
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-	$-	$-
Equity based compensation expense	1,297	-	-	-	-
Net income	13,220	13,033	-	-	-
Distributions	(10,096)	(9,891)	-	-	-
BALANCE – SEPTEMBER 30, 2014	$111,036	$60,431	$-	$-	$-

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the SEC and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2013 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership’s financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and nine months ended September 30, 2014 and 2013. Information for interim periods may not be indicative of the Company’s operating results for the entire year.

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Common Units	16,825,507	16,722,943
Subordinated Units	16,485,507	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$4,208	$4,122	$8,330	$13,220	$13,033	$26,253
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$4,208	$4,122	$8,330	$13,220	$13,033	$26,253
Weighted average limited partner units outstanding:
Common Units – Public	10,402,500			10,299,936
Common Units – Parent	6,423,007			6,423,007
Subordinated Units – CPT 2010		16,485,507			16,485,507
Earnings per unit	$0.25	$0.25		$0.79	$0.79

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);

•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
August 14, 2013 through September 30, 2013	September 24, 2013	$5,174	$0.1565
October 1, 2013 through December 31, 2013	September 24, 2013	$9,918	$0.3000
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000

4)	FINANCIAL INSTRUMENTS

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 37% of the Partnership’s first nine months 2014 revenues and 35% of the Partnership’s first nine months 2013 revenues, and another that comprised approximately 12% of the Partnership’s first nine months 2014 revenues and 11% of the Partnership’s first nine months 2013 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

September 30, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,139	$-	$-	$18,139

Short-term investments
Common stocks	983	-	-	983
Preferred stocks	4,703	-	-	4,703
Trust preferred stocks	329	-	-	329
Exchange traded debt securities	365	-	-	365
Total short-term investments	6,380	-	-	6,380
Total assets at fair value	$24,519	$-	$-	$24,519

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,207	$-	$-	$31,207

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

Short-Term Investments— The Partnership’s short-term investments consist of common stocks, preferred stocks, trust preferred securities and exchange traded debt securities. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

As discussed above, the Partnership utilized information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities, however, management is ultimately responsible for all fair values presented in the Partnership’s consolidated financial statements.

6)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013

Allowance for doubtful receivable at January 1	$95	$37
Additions charged to expense	9	58
Subtractions included in income	(63)	-
	$41	$95

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

September 30, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	198,274	110,765	87,509
Docks and jetties	17,767	4,529	13,238
Machinery and equipment	9,703	5,126	4,577
Buildings	2,301	750	1,551
Other	7,884	3,021	4,863
Assets under construction	1,819	-	1,819
	$267,934	$124,191	$143,743

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Land	$28,147	$-	$28,147
Tanks and appenditures	182,375	98,465	83,910
Docks and jetties	15,568	3,380	12,188
Machinery and equipment	8,387	4,048	4,339
Buildings	1,881	678	1,203
Other	7,008	2,524	4,484
Assets under construction	3,208	-	3,208
	$246,574	$109,095	$137,479

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $1,077 and $702 for the nine months ended September 30, 2014 and 2013, respectively. These leases expire from January 31, 2015 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2014 and for the years ending December 31 thereafter are as follows:

2014	$92
2015	275
2016	260
2017	253
2018	253
Thereafter	409
$1,542

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	DEBT

On April 8, 2008, Center Point amended and restated its May 3, 2006 loan agreement with the commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013 but was repaid in full on August 14, 2013. This note bore interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and was amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, Center Point entered into a pay-fixed receive floating interest rate swap agreement. The Partnership believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments until the loan was paid in full on August 14, 2013. As of September 30, 2014 and December 31, 2013, we had no amounts outstanding under this debt. These borrowings were secured by Center Point’s storage contracts and current assets. The terms of the term loan agreement and credit facility contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. Center Point was in compliance with such covenants in 2013.

On August 14, 2013, in connection with the closing of the Offering, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20,000 for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20,000 at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100,000. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility. Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of September 30, 2014 and December 31, 2013. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. For the nine months ended September 30, 2014 and year ended December 31, 2013, Center Point incurred commitment fees of $455 and $231 which have been recorded as interest expense. As of September 30, 2014 and December 31, 2013, Center Point had future estimated minimum loan commitment fees of $2,355 and $2,810, respectively.

Interest expense on the term note and the Credit Facility, including amortization of prepaid loan fees, for the periods indicated was:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$202	$106	$612	$255

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $614 and $588 at September 30, 2014 and December 31, 2013, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

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

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$42	$67	$112	$168

13)	INCOME TAXES

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

The provision (benefit) for income taxes from operations consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$31	$20	$104	$465
Deferred	-	-	-	(1,088)
Total	$31	$20	$104	$(623)

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

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010. As of September 30, 2014 and December 31, 2013, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees. Total charges for related party services were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Operating costs	$668	$976	$2,141	$2,626
Reimbursement for management and marketing services	470	590	1,375	1,618
	$1,138	$1,566	$3,516	$4,244

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Affiliate revenues	$8,678	$6,392	$25,039	$20,944

The Partnerships assets and liabilities included the following related party balances:

	September 30, 2014	December 31, 2013
Accounts receivable - affiliates	$1,676	$2,953
Due to affiliates	1,121	2,452
Deferred revenue	1,863	1,911

15)	DEFERRED REVENUE

The Partnership entered into an arrangement with Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue.

The following table summarizes the Partnership’s deferred revenue activity:

	September 30, 2014	December 31, 2013
Balance at January 1	$1,911	$-
Additions	254	2,012
Amortization	(302)	(101)
Balance at period end	$1,863	$1,911

Deferred revenue – short-term	$656	$402
Deferred revenue – long-term	$1,207	$1,509

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

16)	CONTINGENCIES

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

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of September 30, 2014, we have granted awards totaling 340,000 restricted units that vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the Common Units.

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through September 30, 2014. There were no forfeitures during the post-IPO period.

	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	90,000	-	$20.21
April 23, 2014[2]	250,000	-	$23.20

1 Units awarded to directors of General Partner and Parent

2 Units awarded to an affiliate of the chairman of General Partner

For the three and nine months ended September 30, 2014, we recorded non-cash compensation expense relating to equity-based compensation of $635 and $1,297, respectively.  As described above, the LTIP did not exist in periods prior to September 20, 2013.  As of September 30, 2014 and December 31, 2013, the Partnership had unrecognized compensation expense of $6,158 and $1,656, respectively.

18)	TERMINAL ACQUISITIONS

In June 2014, the Partnership acquired two terminals in Mobile, Alabama that have a total shell capacity of 1,826,000.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The Blakeley Island terminal has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal, while it does not currently have any customers, is served by ship and barge with the ability to add truck access. The total fair value of the Blakeley Island terminal was $7,191 and was allocated to Property, plant and equipment.

Pro forma information related to the acquisition is not presented because the impact of the acquisition on the Partnership's consolidated results of operations is not significant. The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Partnership’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

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

On October 23, 2014 the Board of Directors declared a cash distribution of $0.30 per unit for the period from July 1, 2014 through September 30, 2014. The distribution is payable on November 14, 2014 to unitholders of record on November 4, 2014.

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

Without limiting the generality of the foregoing, these statements are based on certain assumptions made by the Partnership based on management’s experience, expectations and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the volumes of light refined products, heavy refined products and crude oil we handle;

•	the terminaling and storage fees with respect to volumes that we handle;

•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;

•	prevailing economic and market conditions;

•	difficulties in collecting our receivables because of credit or financial problems of customers;

•	fluctuations in the prices for crude oil and refined petroleum products;

•	liabilities associated with the risks and operational hazards inherent in gathering, storing, handling and transporting crude oil and refined petroleum products;

•	curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack;

•	costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity;

•	costs associated with compliance with evolving environmental laws and regulations on climate change; and

•	other factors discussed below and elsewhere in “Risk Factors” in our 2013 Form 10-K.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of September 30, 2014, had a combined available storage capacity of 14.6 million barrels. During 2013, we completed construction of and placed into service 0.2 million barrels of available storage capacity at our Galveston facility, acquired an additional 0.9 million barrels of available storage capacity (Jacksonville and Albany) and acquired the 49% interest in the Newark terminal (0.5 million barrels), increasing our storage capacity by approximately 14%. In June 2014, we acquired two terminals in Mobile, Alabama (1.8 million barrels), increasing our storage capacity by an additional 14%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

In June 2014, we entered the Mobile, Alabama market and acquired two terminals that increase our total capacity by over 1.8 million barrels. The Chickasaw terminal was purchased for $6.5 million and has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil and residual fuels. The terminal is served by ship, barge, truck and rail. Approximately 450,000 barrels are currently under contract. The Blakeley Island terminal was purchased for $7.2 million and has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is currently served by ship and barge with the ability to add truck access. None of the tankage is currently under contract; however, we are making improvements to both terminals which we believe will help attract new customers.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the nine months ended September 30, 2014 and 2013, we generated approximately 82%, and 84%, respectively, of our revenue from storage services fees. Of our revenue for the nine months ended September 30, 2014 and 2013, 81% and 81%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

On June 18, 2014, we acquired two terminals in Mobile, Alabama increasing our available storage capacity by 1.8 million barrels. A substantial portion of the acquired capacity is not under contract. As of September 30, 2014, approximately 85% of our total available storage capacity was under contract. During the five years ended December 31, 2013, more than 95% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc. “Apex”), which represent approximately 79% of our revenue for the nine months ended September 30, 2014, have used our services for an average of more than ten years.

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

Refined Product and Crude Oil Prices

Because we generally do not own the refined products or crude oil that we handle and do not engage in the trading of refined products or crude oil, we have minimal direct exposure to risks associated with fluctuating commodity prices. During 2013, one customer contract at our Chesapeake terminal provided for a base storage fee plus additional payments based on the customer’s profits from product sales. These additional payments represented approximately 1% of our revenue in 2013. Beginning January 1, 2014, the tankage at Chesapeake is contracted to Apex based on a significantly higher base storage services fee and no profit sharing. In addition, extended periods of depressed or elevated refined product and crude oil prices can lead producers to increase or decrease production of refined products and crude oil, which can impact supply and demand dynamics.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

REVENUES
Third parties	$13,918	$14,594	$42,702	$39,946
Affiliates	8,678	6,392	25,039	20,944
	22,596	20,986	67,741	60,890

Operating costs, expenses and other
Operating expenses	6,567	5,162	19,061	17,363
Operating expenses reimbursed to affiliates	668	976	2,141	2,626
Selling, general and administrative expenses	1,106	2,595	3,624	3,651
Selling, general and administrative expenses reimbursed to affiliates	470	590	1,375	1,618
Depreciation and amortization	5,321	4,537	15,116	12,895
Income from joint venture	(86)	(86)	(347)	(86)
Total operating costs, expenses and other	14,046	13,774	40,970	38,067

INCOME FROM OPERATIONS	8,550	7,212	26,771	22,823

OTHER INCOME (EXPENSE)
Interest expense	(211)	(119)	(641)	(256)
Interest and dividend income	90	71	136	179
Gain (loss) on investments and other-net	(68)	(553)	91	111
Income before income taxes	8,361	6,611	26,357	22,857
Provision for income taxes	31	20	104	(623)
NET INCOME	$8,330	$6,591	$26,253	$23,480

Operating Data:
Available storage capacity, end of period (mbbls)	14,591	12,765	14,591	12,765
Average daily terminal throughput (mbbls)	177	176	185	157

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Storage services fees:
Base storage services fees	$18,750	$17,078	$54,914	$49,471
Excess storage services fees	169	314	838	1,424
Ancillary services fees	3,028	2,868	9,700	7,883
Additive services fees	649	726	2,289	2,112
Revenue	$22,596	$20,986	$67,741	$60,890

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
Labor	$3,119	$2,671	$8,470	$7,192
Utilities	912	718	3,539	2,774
Insurance premiums	403	335	1,118	968
Repairs and maintenance	640	848	2,454	3,145
Property taxes	680	171	1,731	1,092
Other	1,481	1,395	3,890	4,818
Total operating expenses	$7,235	$6,138	$21,202	$19,989
Less operating expenses reimbursed to affiliates	(668)	(976)	(2,141)	(2,626)
Operating expenses	$6,567	$5,162	$19,061	$17,363

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues for the three months ended September 30, 2014 increased $1.6 million, or 8%, compared to the three months ended September 30, 2013.

Storage Services Fees. Storage services fees increased $1.5 million for the three months ended September 30, 2014 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended September 30, 2014 increased $1.7 million or 10% from the three months ended September 30, 2013, primarily as a result of the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013, increased base storage rates at the Chesapeake terminal and the addition of the Chickasaw terminal.
•	Excess storage services fees. Excess storage services fees for the three months ended September 30, 2014 decreased $0.2 million compared to the three months ended September 30, 2013, primarily as a result of decreased throughput at the Jacksonville and Newark terminals.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended September 30, 2014 increased $0.1 million compared to the three months ended September 30, 2013.

Operating Expenses. Operating expenses for the three months ended September 30, 2014 increased $1.1 million or 18% compared to the three months ended September 30, 2013. This increase was primarily attributable to a (i) $0.4 million increase in labor costs due to the acquisition of the Chickasaw and Blakeley terminals and normal wage increases, (ii) $0.2 million increase in utilities, (iii) $0.5 million increase in property taxes, and (iv) $0.2 million increase in insurance and other expenses offset by a $0.2 million decrease in repairs and maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 decreased $1.6 million, or 51%, compared to the three months ended September 30, 2013 as a result of a decrease in costs associated with the Offering offset by costs incurred in connection with operating as a public company, including unit based compensation expense of $0.6 million for the three months ended September 30, 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2014 increased $0.8 million, or 17%, compared to the three months ended September 30, 2013. This increase is primarily due to (i) 2014 capital expenditures and (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014.

Interest Expense. Interest expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased $0.1 million as a result of an increase in commitment fees and amortization of loan fees on our revolving credit agreement partially offset by a decrease in interest on the term loan that was repaid in the third quarter of 2013 in connection with our initial public offering.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2014 increased slightly compared to the three months ended September 30, 2013. This increase was attributable to higher amounts of short-term investments held during the third quarter of 2014.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended September 30, 2014 increased $0.5 million compared to the three months ended September 30, 2013. The increase was primarily attributable to a larger mark-to-market gain on investments recorded at September 30, 2014.

Income Tax Expense. Income tax expense for the three months ended September 30, 2014 increased slightly compared with the three months ended September 30, 2013.

Net Income. Net income for the three months ended September 30, 2014 increased $1.7 million, or 26%, compared to the three months ended September 30, 2013.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

Revenues. Revenues for the nine months ended September 30, 2014 increased $6.9 million, or 11%, compared to the nine months ended September 30, 2013.

Storage Services Fees. Storage services fees increased $4.9 million for the nine months ended September 30, 2014 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the nine months ended September 30, 2014 increased $5.4 million or 11% from the nine months ended September 30, 2013, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013, increased base storage rates at the Chesapeake terminal and the addition of the Chickasaw terminal in the second quarter of 2014.
•	Excess storage services fees. Excess storage services fees for the nine months ended September 30, 2014 decreased $0.6 million compared to the nine months ended September 30, 2013, primarily as a result of decreased throughput at the Jacksonville terminal and decreased payments related to profit sharing at the Chesapeake terminal in 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the nine months ended September 30, 2014 increased $1.9 million or 20% compared to the nine months ended September 30, 2013 primarily as a result of increased activity at 12 of our 16 terminals, including heat applied to customers’ products.

Operating Expenses. Operating expenses for the nine months ended September 30, 2014 increased $1.2 million, or 6%, compared to the nine months ended September 30, 2013. This increase was primarily attributable to a (i) $1.3 million increase in labor costs due to the expanded operations at the Jacksonville terminal, the acquisition of the Chickasaw and Blakeley terminals and normal wage increases, (ii) $0.7 million increase in utility costs due to the higher level of heat applied to customers’ products, (iii) $0.2 million increase in insurance premiums and (iv) $0.6 million increase in property taxes offset by a $0.7 million decrease in repairs and maintenance and a $0.9 million decrease in other operating expenses, primarily in connection with expenses incurred in 2013 related to Hurricane Sandy at our Newark terminal.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2014 decreased $0.3 million, or 5%, compared to the nine months ended September 30, 2013 as a result of a decrease in costs associated with the Offering offset by costs incurred in connection with operating as a public company, including unit based compensation expense of $1.3 million for 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2014 increased $2.2 million, or 17%, compared to the nine months ended September 30, 2013. This increase is primarily due to (i) capital expenditures during the first and second quarters of 2014, (ii) assets under construction which were placed in service in the second quarter of 2013 at the Weirton and Galveston terminals, (iii) the acquisition of additional terminal assets adjacent to the Jacksonville terminal in the second quarter of 2013 and (iv) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014.

Interest Expense. Interest expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 increased $0.4 million. Commitment fees and amortization of loan fees on the revolver for the nine months ended September 30, 2014 were $0.6 million compared to $0.1 million for the post IPO period in 2013. Interest expense on the term loan was $0.1 million for the 2013 pre IPO period. There was no interest expense on the term loan in 2014.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2014 decreased slightly compared to the nine months ended September 30, 2013. This decrease was attributable to higher amounts of short-term investments during the first seven months of 2013.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the nine months ended September 30, 2014 decreased slightly compared to the nine months ended September 30, 2013. The decrease was primarily attributable to a larger mark-to-market gain on investments recorded at September 30, 2013.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2014 increased $0.7 million compared with the nine months ended September 30, 2013 primarily relating to the reversal of deferred income taxes in the second quarter of 2013 which resulted in an income tax benefit for the period.

Net Income. Net income for the nine months ended September 30, 2014 increased $2.8 million, or 12%, compared to the nine months ended September 30, 2013.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to unitholders / shareholder	$8,330	$6,495	$26,253	$22,937
Depreciation and amortization	5,321	4,537	15,116	12,895
Depreciation and amortization – CENEX joint venture	95	46	162	46
Provision for income taxes	31	20	104	(623)
Interest expense and other	211	119	641	256
IPO expenses	-	2,703	-	3,560
Interest and dividend income	(90)	(71)	(136)	(179)
Equity based compensation expense	635	12	1,297	12
(Gain) loss of investments and other - net	68	553	(91)	(111)
Adjusted EBITDA	$14,601	$14,414	$43,346	$38,793

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

Revolving Credit Facility

In connection with our initial public offering on August 14, 2013, we repaid our existing term loan and entered into a $200 million senior secured revolving credit facility. The revolving credit facility is available to fund working capital and to finance acquisitions and other capital expenditures. Our obligations under the revolving credit facility are secured by a first priority lien on substantially all of our assets. Borrowings under our revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin. LIBOR and the applicable margin are defined in our revolving credit facility. The unused portion of the revolving credit facility is subject to an annual commitment fee.

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of September 30, 2014.

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

For the nine months ended September 30, 2014, our capital expenditures were $21.1 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Maintenance capital expenditures	$1,917	$823	$4,468	$3,793
Expansion capital expenditures	191	4,091	16,655	29,701
Total	$2,108	$4,914	$21,123	$33,494

Of the $16.7 million of expansion capital expenditures during the first nine months of 2014, $13.7 million related to the acquisition of two terminals in Mobile, Alabama, $0.8 million related to expanding the truck bay and connection of the expanded Jacksonville facility, $1.1 million was used to construct additional tanks at our terminals, $0.7 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $0.4 million was used to increase unloading capacity at the Weirton terminal.

We anticipate that these maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$44,280	$36,305
Net cash used in investing activities	$(27,443)	$(33,592)
Net cash (used in) / provided by financing activities	$(29,905)	$16,306

Cash Flows From Operating Activities. Net cash flows from operating activities for the nine months ended September 30, 2014 increased $8.0 million, compared to the nine months ended September 30, 2013. The increase was primarily attributable to a (i) $2.8 million increase in net income, (ii) $2.3 million increase in non-cash items, (iii) $2.2 million increase in depreciation and (iv) $0.7 million increase in cash provided by working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2014 decreased $6.1 million, or 18%, compared to the nine months ended September 30, 2013. This decrease was primarily attributable to lower capital expenditures of $3.1 million and lower terminal acquisitions of $9.2 million offset by higher investment activity of $6.2 million.

Cash Flows From Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2014 decreased $46.2 million compared to the nine months ended September 30, 2013. This decrease was attributable to proceeds received from the offering and advances from affiliates in 2013 partially offset by distributions to unitholders/shareholders.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2014 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$2,355	$608	$1,218	$529	-
Operating lease obligations	1,542	92	535	506	409
Total	$3,897	$700	$1,753	$1,035	$409

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

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2018 based on remaining contract terms at September 30, 2014 excluding any consumer price index adjustments.

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

Demand for Refined Products and Crude Oil

In the near-term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. While the recent decline in the prices of crude oil and petroleum prices may affect demand for those products and related demand for storage capacity, we believe it is too soon to draw an conclusions as to what effect there may be on our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of September 30, 2014, there have been no significant changes to our critical accounting estimates disclosed in Partnership’s 2013 Annual Report on Form 10-K.

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

At September 30, 2014, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1#	Amendment to Terminaling Services Agreement dated as of July 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on August 13, 2014).
10.2*	Amendment to Terminaling Services Agreement dated as of November 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

	By:	WPT GP, LLC, its General Partner

Date: November 12, 2014	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

