Form 10-K
period 2014-12-31
World Point Terminals, LP
filed 2015-03-26
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 001-36049

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $176 million on June 30, 2014, based on the closing price of the registrant's common units reported on the New York Stock Exchange on such date of $18.75 per share.

On February 28, 2015, the Registrant had 18,375,507 common units and 16,485,507 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

References in this Annual Report to (i) “World Point Terminals, LP,” the “Partnership,” “WPT,” “we,” “our,” “us” or like terms when used in a historical context refer to the businesses of Center Point Terminal Company, our operating subsidiary and predecessor for accounting purposes, also referred to as “Center Point” or “our predecessor,” and when used in the present tense or prospectively, refer to World Point Terminals, LP, a Delaware limited partnership, and its subsidiaries; (ii) “our general partner” refer to WPT GP, LLC, the general partner of the Partnership; (iii) “our parent” refer to World Point Terminals, Inc. and its subsidiaries; (iv) “Apex” refer to Apex Oil Company, Inc. and its subsidiaries; (v) “the controlling shareholders” refer to Paul A. Novelly, the chairman of the board of directors of our parent, our general partner and Apex, and his family, who together control our parent and Apex; (vi) “our sponsors” refer to our parent, Apex and the controlling shareholders, collectively, and (vii) “CPT 2010” refer to CPT 2010, LLC, a wholly owned subsidiary of our parent.

The forward-looking statements contained in this Annual Report speak only as of the date hereof. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward- looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.

PART I

Item 1. Business

General Overview

We are a fee-based, growth-oriented Delaware limited partnership formed in 2013 to own, operate, develop and acquire terminals and other assets relating to the storage of petroleum products, including light refined products, heavy refined products and crude oil. Through our subsidiary Center Point, we own and operate 15.3 million barrels of tankage at terminals which are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States. We operate and report in one business segment.

Most of our terminal facilities are strategically located on major waterways, providing easy ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

On August 9, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “WPT.” On August 14, 2013, the Partnership closed its initial public offering (“our IPO”) of 8,750,000 common units at a price to the public of $20.00 per unit. On September 11, 2013, the Partnership completed the sale of 1,312,500 common units at a price to the public of $20.00 per unit. We issued to our parent, Apex and PAN Group, L.L.C., 20%, 20% and 60%, respectively, of the incentive distribution rights (“IDRs”) of WPT.

At February 28, 2015, we had outstanding 18,375,507 common units and 16,485,507 subordinated units representing our limited partner interests, a 0.0% general partner interest and the IDRs. Our parent currently owns and controls our general partner, which has a 0.0% non-economic interest, and owns, directly and indirectly, approximately 65.7% of all of our limited partner interests. The common units held by the public represented 29.9% of all of our outstanding limited partner interests.

The following chart depicts our ownership structure as of February 28, 2015 and approximate ownership percentages.

Controlling Shareholders
89%
100%
56%
PAN Group, L.L.C.
60% of Incentive Distribution Rights
Apex Oil Company, Inc.
20% of Incentive Distribution Rights
1,550,000 Common units
World Point Terminals, Inc.
(our parent)
20% of Incentive Distribution Rights
6,423,007 Common Units
100%
WPT GP, LLC
(our General Partner)
100%
0% non-economic
General Partner interest
CPT 2010, LLC
16,485,507 Subordinated Units
4.4%
Limited Partner
Interest
18.4%
Limited Partner
Interest
47.3%
Limited Partner
Interest
Public
Unitholders
10,402,500
Common Units
29.9%
Limited Partner
Interest
World Point Terminals, LP
(the Partnership)
NYSE: WPT
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

Generate stable cash flows through the use of long-term, fee-based contracts with our customers, including our terminaling services agreements with Apex. We generate revenues from customers who pay us storage services fees based on the amount of contracted storage capacity, as well as excess storage services fees based on the volume of refined products and crude oil handled by our terminals above the contract minimum. We do not have direct commodity price risk because we do not own any of the products at our terminals. We have long-term terminaling services agreements pursuant to which Apex reserved 6.2 million barrels of storage capacity at our terminals. The amount of tankage under contract with Apex varies from time to time based on the demand for storage from both Apex and third parties. Historically, Apex has frequently added tankage when third parties did not renew all of their capacity and has relinquished tankage when third parties were willing to contract for tankage at higher rates than Apex pays. There can be no assurance that Apex will add or relinquish tankage in the future. As of December 31, 2014 and 2013, Apex’s obligation was 6.2 and 5.2 million barrels, respectively of storage capacity. We believe that the fee-based nature of our business, Apex’s minimum storage capacity commitment and the long-term nature of our contracts with Apex and our other customers will provide stability to our cash flows.

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

Grow our business by pursuing accretive acquisitions of fee-based terminaling and related assets from Apex and third parties. We intend to pursue strategic and accretive acquisitions of fee-based terminaling and related assets from Apex and third parties that expand or complement our existing asset portfolio. In addition to evaluating Apex’s terminaling assets covered by a right of first offer granted to us at the closing of our IPO, we will continually monitor the marketplace to identify and pursue third party acquisitions, whether within our existing geographies or new regions. If we are successful in completing the acquisition of any terminal or related business, we will seek to operate it more efficiently and competitively than the prior owner, thereby enhancing cash flow to us. In June 2014 we acquired two terminals in Mobile, Alabama, adding 1.8 million barrels of storage capacity. Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding an additional 0.7 million barrels of storage capacity. Please read “—Our Relationship with Our Sponsors” below.

Maintain sound financial practices to ensure our long-term viability. We are committed to disciplined financial analysis and a balanced capital structure, which we believe will serve the long-term interests of our unitholders. We intend to maintain a conservative and balanced capital structure which, when combined with our stable, fee-based cash flows, should afford us efficient access to capital markets at a competitive cost of capital. Consistent with our disciplined financial approach, in the long-term, we intend to fund the capital required for expansion and acquisition projects through a balanced combination of operating cash flow, equity and debt capital. At December 31, 2014, we had no debt outstanding, and had available a $200 million revolving credit facility. We believe this approach will provide us the flexibility to pursue accretive acquisitions and organic growth projects as they become available.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully because of the following competitive strengths:

Strategically located and highly flexible asset base. At December 31, 2014, we owned and operated 17 strategically positioned terminals that have 14.6 million barrels of total refined product and crude oil storage capacity. We provide critical logistics services for refiners, marketers and distributors of refined products. Sixteen of our terminals have capabilities to receive product from waterborne vessels, and 11 of our terminals provide our customers with more than one method of loading capabilities for downstream distribution. We believe that our ability to offer several modes of inbound and downstream transportation gives us the flexibility to meet the evolving demands of our existing customers and prospective customers.

Established relationships with longstanding customers generating stable cash flows. We have cultivated valuable long-term relationships with our customers and, as a result, have historically enjoyed stable cash flows and minimal customer turnover. As of December 31, 2014, approximately 82% of our available storage capacity was under contract, and our top ten customers for the year ended December 31, 2014 have used our services for an average of more than eight years. Our top ten customers include several major oil and gas companies. We believe that our reputation as a reliable and cost-effective supplier of services will help us maintain strong relationships with our existing customers and will assist us in our efforts to develop relationships with new customers.

Our relationship with Apex. We intend to continue to act as Apex’s primary refined products and crude oil infrastructure investment vehicle. We believe that our sponsors, as the owners of a 72.6% limited partner interest in us, our general partner and all of our incentive distribution rights, are motivated to promote and support the successful execution of our principal business objectives and to pursue projects that directly or indirectly enhance the value of our assets through, for example, the following:

•	Acquisition Opportunities. Apex owns terminals located in the East Coast and Gulf Coast regions that are strategic to Apex’s distribution and marketing business. We believe that these terminals would complement our existing asset base. At the closing of our IPO, we entered into an omnibus agreement pursuant to which Apex granted us a right of first offer to acquire each of its terminal assets should Apex desire to sell them. We expect that Apex will continue as the primary customer of these assets after any purchase. In addition, we have a right of first offer to purchase certain terminaling and ancillary assets that Apex may purchase or construct in the future. Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding an additional 0.7 million barrels of storage capacity.

•	Market knowledge and customer relationships. We believe that Apex’s active participation in the distribution and marketing business and its unique insights into business opportunities in our industry will help us identify, evaluate and pursue attractive commercial growth opportunities, which may include expansion at existing facilities, the acquisition of assets from our sponsors or third parties or the construction of new assets. In addition, Apex has established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business by creating opportunities with new customers and identifying new markets.

•

Terminaling Services Agreements. Under terminaling services agreements that we entered into in connection with the closing of our IPO, Apex pays us fees to receive integrated terminaling services. As of December 31, 2014, the weighted average term of these agreements, measured by revenue, is approximately two years and the agreements contain a storage commitment to us of 6.2 million barrels. We expect the agreements will generate $25.0 million in base storage services fees for the year ending December 31, 2015.

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

2014 and Recent Developments

Acquisitions and Expansion Projects

During 2014 we added approximately $19.0 million in expansion capital expenditures at our facilities. The most significant item being the addition of additional truck loading and unloading bays at our terminals.

In June 2014 we acquired two terminals in Mobile, Alabama, adding 1.8 million barrels of storage capacity at a cost of $13.7 million. The Blakeley Island terminal has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is currently served by ship and barge with the addition of a truck rack in process. Approximately 364,000 barrels is currently under contract.

The Chickasaw terminal has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil, and residual fuels. The terminal is served by ship, barge, truck and rail. Approximately 367,000 barrels is currently under contract.

The Partnership expects to incur between $8 and $12 million in capital expenditures, including the purchase of leased land which was completed in February 2015, to return both terminals to full operational capacity. The Partnership believes these terminals will align well within its existing geographic footprint and support its strategy for growth through stable fee-based revenues.

Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding an additional 0.7 million barrels of storage capacity in exchange for 1,550,000 common units, representing approximately $29.4 million in total consideration based on the volume weighted average unit price during the ten trading days ending December 15, 2014, the date the transaction was approved by the board of our general partner. Apex will continue to be the primary customer at the Greensboro terminal.

Our Relationship with Our Sponsors

Our parent owns a 65.7% limited partner interest in us through its direct ownership of 6,423,007 common units and indirect ownership of 16,485,507 subordinated units through its ownership of CPT 2010. Our parent may develop new terminals and acquire and hold third party terminals. Our parent may contribute these terminals to us in the future upon the development or substantial utilization of these assets although it has no obligation to do so.

One of our principal attributes is our relationship with Apex, which is controlled by Paul A. Novelly and members of his family. Approximately 37% of our revenue for 2014 was derived from Apex. Formed in 1932, Apex is a distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States and international markets. Our terminals provide critical logistics services that support Apex’s distribution and marketing operations.

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

Apex is involved in the terminaling, distribution and marketing of refined petroleum products and owns the following terminals that may be suitable to our operations in the future:

Location	Available Storage Capacity (shell mbbls)	% of Total Available Storage Capacity	Product	Supply Method	Delivery Method
East Coast
Albany, NY (1)	816	11.5%	Gasoline, Distillate, Biodiesel, Kerosene, Ethanol	Barge, Rail, Ship	Truck
Baltimore, MD (North)	797	11.2%	Gasoline, Distillate	Barge, Ship, Truck, Colonial Pipeline	Truck
Baltimore, MD (South)	1,536	21.5%	Gasoline, Distillate, Biodiesel, Liquid Asphalt, Crude Oil, Kerosene, Ethanol	Barge, Ship, Truck	Truck
Wilmington, NC	1,485	20.8%	Gasoline, Liquid Asphalt, Distillate, Biodiesel, Aviation Gasoline	Barge, Rail, Ship, Truck	Truck
Gulf Coast
Mt. Airy, LA	2,504	35.0%	No. 6 Oil, Liquid Asphalt, Light Oil	Barge, Ship, Truck	Truck
	7,138	100.0%

(1)	The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 816,000 barrels of available storage capacity represents Apex’s proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.

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

The following table and discussion of our terminal assets sets forth certain information regarding our terminals and related assets as of January 1, 2015.

Location	Available Storage Capacity (shell mbbls)	% of Total Available Storage Capacity	Product	Facility Site Owned/ Leased	Supply Method	Delivery Method
East Coast
Albany, NY (1)	384	2.5%	Gasoline, Distillate, Kerosene, Ethanol, Biodiesel	Owned	Barge, Ship, Rail	Truck
Baltimore, MD	1,267	8.3%	Gasoline, No. 2 Oil, Kerosene, Ultra Low Sulfur Diesel, Ethanol	Owned	Barge, Ship, Colonial Pipeline	Truck, Ship, Barge
Chesapeake, VA	560	3.7%	Gasoline, Liquid Asphalt, Distillate, Aviation Gas, Vegetable Oil, Biodiesel	Owned	Barge, Rail, Ship, Colonial Pipeline	Truck
Gates, NY	276	1.8%	Gasoline, Distillate, Ethanol, Jet Fuel	Owned	Buckeye Pipeline, Sun Pipeline	Truck
Glenmont, NY	2,103	13.7%	Gasoline, Distillate, Kerosene, Biodiesel, Butane	Owned	Barge, Ship	Truck
Greensboro, NC	684	4.5%	Gasoline, Distillate, Biodiesel, Jet Fuel	Owned	Colonial Pipeline, Truck	Truck
Jacksonville, FL	1,130	4.48%	Gasoline, Distillate, Biodiesel, Ethanol	Owned	Barge, Rail, Ship, Truck	Truck, Barge
Newark, NJ	1,064	7.0%	Gasoline, Distillate, Biodiesel, Ethanol	Owned	Barge, Colonial Pipeline	Truck, Barge
Weirton, WV	680	4.5%	Crude Oil, Condensate, C5	Owned	Barge, Truck	Barge
Gulf Coast
Baton Rouge, LA	1,640	10.7%	No. 6 Oil, Vacuum Gas Oil, Liquid Asphalt, Carbon Black	Leased	Barge, Rail, Ship	Barge, Rail, Truck
Blakeley Island, AL	1,182	7.7%	Crude Oil, Distillates, Residual Fuels, Biodiesel, Ultra Low Sulfur Diesel	Owned	Barge, Ship	Truck, Ship, Barge
Chickasaw, AL	644	4.2%	Asphalt, Crude Oil, Residual Fuels, Tall Oil, Biodiesel	Owned	Barge, Rail, Ship, Truck	Barge, Rail, Ship, Truck
Galveston, TX	2,020	13.2%	Vacuum Gas Oil, Vacuum Tower Bottoms, Bunker Fuel, No. 6 Oil	Owned and Leased	Barge, Ship	Barge, Ship, Truck
Midwest
Granite City, IL	821	5.4%	Liquid Asphalt, Polymer Facility	Leased	Barge, Rail	Barge, Rail, Truck
Memphis, TN	213	1.4%	Jet Fuel, Aviation Gas, Distillate	Owned	Barge	Truck, Barge
N. Little Rock, AR	130	0.9%	Caustic, Diesel, Biodiesel	Owned	Barge	Truck, Pipeline
Pine Bluff, AR	126	0.8%	No. 2 Oil, Caustic	Owned	Barge	Truck, Barge, Pipeline
St. Louis, MO	351	2.3%	Liquid Asphalt	Owned	Barge	Truck, Barge
	15,275	100.0%

(1)	The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 384,000 barrels of available storage capacity represents our proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.

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

Customer Base and Contracts. Approximately 64% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2015. Approximately 13% of the available storage capacity of the terminal is under contract with a major oil company.

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

Customer Base and Contracts. Approximately 64% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2016. An additional 25% of the capacity is under contract with various third parties.

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

Customer Base and Contracts. All of the available storage capacity of the terminal is under contract. 165,000 barrels of liquid asphalt storage capacity is contracted with Apex though at least December 31, 2015. This agreement provides for a base storage fee plus additional payments for heating the asphalt. Apex has contracted to store 78,000 barrels of light refined products. Two large oil companies have contracted to store 183,000 barrels and a large grain producer has contracted for the remaining 133,000 barrels.

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

Connectivity. Products are received from the Buckeye pipeline and are transported from the terminal by truck.

Customer Base and Contracts. 180,000 barrels of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2015 and two oil companies have contracted for the remaining 98,000 barrels.

Glenmont Terminal. The Glenmont terminal is located near Albany, New York on the west shore of the Hudson River and stores gasoline, diesel, kerosene and ice melt.

Storage Capacity. The Glenmont terminal consists of 12 tanks ranging in size from 55,000 barrels to 271,000 barrels with a total available storage capacity of 2,103,000 barrels.

Loading and Transport Capabilities. The dock facility at the terminal is rated to handle a vessel 750 feet in length and 200 feet in width, with a draft over 30 feet. The terminal has a truck loading rack with five automated loading bays, and has easy access to major highways. The terminal also includes a marine vapor recovery unit and a pipeline to connect the facility with an adjacent terminal, which provides enhanced dock access and transport capabilities.

Connectivity. Products are received by barges traveling the Hudson River and are transported from the terminal by truck or pipeline to a nearby terminal.

Customer Base and Contracts. Approximately 82% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2015. The remaining available storage capacity of the terminal is under contract to a major oil company and another customer.

Greensboro Terminal. The Greensboro terminal is located in Greensboro, North Carolina and stores gasoline and diesel fuel.

Storage Capacity. The Greensboro terminal consists of 16 tanks ranging in size from 5,000 barrels to 74,000 barrels with a total available storage capacity of 684,000 barrels.

Loading and Transport Capabilities. The terminal has a truck loading rack with four loading bays. The terminal does not have a dock.

Connectivity. Products are received from the Colonial pipeline and are transported from the terminal by truck.

Customer Base and Contracts. 664,000 barrels of the available tankage is under contract with Apex through at least December 31, 2017. The remaining available storage capacity of the terminal is under contract to a major oil company.

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

Customer Base and Contracts. Two major oil companies have contracted for an aggregate minimum of 225,000 barrels of light refined products throughput per month. These customers have throughput significantly more volume than their minimums since the inception of the contracts. Apex has contracted to store 414,000 barrels of light refined products through at least August 13, 2016.

Newark Terminal. The Newark terminal is located in Newark, New Jersey in New York Harbor and stores gasoline, heating oil, biodiesel and diesel fuel.

Storage Capacity. The Newark terminal operates 12 tanks ranging in size from 10,000 to 151,000 barrels, with a total available storage capacity of 1,064,000 barrels.

Loading and Transport Capabilities. The terminal has a dock on New York Harbor, which is a New York Mercantile Exchange delivery point, built to handle vessels up to 460 feet in length and also receives product from the Colonial pipeline. The terminal has a truck loading rack with 12 automated loading bays and a marine operation for fueling vessels. A marine vapor recovery system facilitates increased light refined product handling capability.

Connectivity. Products are received by barge or from the Colonial pipeline and are transported from the terminal by truck or barge.

Customer Base and Contracts. Approximately 41% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018. The remaining capacity of the terminal is under contract with various third parties.

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

Loading and Transport Capabilities. The terminal has nine truck offloading stations.

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

 Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 10,000 to 160,000 barrels. None of the tankage is under contract with Apex. The four third parties account for 42% of the available storage capacity of the terminal.

Blakeley Island Terminal. The Blakeley Island terminal is located along the east side of the Mobile River, north of Mobile Bay.

Storage Capacity. The Blakeley Island terminal operates 8 tanks ranging in size from 90,000 to 167,000 barrels, with a total available storage capacity of 1,182,000 barrels. Five of the tanks are heated for the storage of residual fuels.

Loading and Transport Capabilities. The facility includes a dock along with loading hoses, piping, lighting and jib cranes. The dock can accommodate four barges or one marine tanker at a time. A truck rack is under construction which will be able to accommodate one truck at a time.

Connectivity. Products are received by ship and barge and are transported from the terminal by ship, barge and truck.

 Customer Base and Contracts. The terminal has two customers, with fixed quantities of storage reserved for each customer ranging from 90,000 to 165,000 barrels. Approximately 17% of the available storage capacity of the terminal was under contract with Apex through at least March 31, 2015.

Chickasaw Terminal. The Chickasaw terminal is located along the west side of Chickasaw Creek, just off the Mobile River, north of Mobile Bay.

Storage Capacity. The Chickasaw terminal operates 16 tanks ranging in size from 4,000 to 126,000 barrels, with a total available storage capacity of 644,000 barrels. Five of the tanks are heated and insulated for the storage of asphalt and residual fuels.

Loading and Transport Capabilities. The facility contains two docks, which serve different parts of the terminal. The docks include loading hoses, piping, lighting and jib cranes necessary for tanker and barge operations. The larger dock can accommodate two barges or one marine tanker at a time. The terminal can accommodate up to 5 rail cars at a time and two trucks at a time at its loading rack.

Connectivity. Products are received by ship, barge and rail and are transported from the terminal by ship, barge, rail and truck.

Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 10,000 to 160,000 barrels. None of the tankage is under contract with Apex. The four third parties account for 42% of the available storage capacity of the terminal.

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

Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 110,000 to 388,000 barrels. Approximately 51% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018. The remainder of the capacity is under contract with various third parties.

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

Storage Capacity. The Granite City terminal consists of 15 insulated and heated tanks ranging in size from 1,000 to 151,000 barrels, with a total available storage capacity of approximately 821,000 barrels.

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

Loading and Transport Capabilities. We lease and operate a barge loading facility and connecting pipelines at the terminal. The terminal site also includes a truck rack with two loading bays and is connected to a vapor recovery system.

Connectivity. Products are delivered to the Memphis terminal by barges traveling the Mississippi River. Products are transported from the terminal by truck or barge.

Customer Base and Contracts. All of the available storage capacity is under contract with a large refiner through May 31, 2016. While this customer owns facilities adjacent to the Memphis terminal, it continues to use our terminal extensively.

Little Rock Terminal. The Little Rock terminal is located on the south bank of the Arkansas River in North Little Rock, Arkansas and stores various products, including caustic soda, diesel and biodiesel.

Storage Capacity. The Little Rock terminal has three tanks ranging in size from 25,000 to 60,000 barrels, with a total available storage capacity of 130,000 barrels. During 2014 we acquired an additional nine acres of land adjacent to the terminal and are evaluating expansion possibilities.

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

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through December 31, 2015. The customer has indicated that it does not intend to renew its contract and we are pursuing other potential customers.

Title to Properties and Permits

Our general partner believes that we have satisfactory title to all of our assets. We are entitled to indemnification from our parent under the omnibus agreement for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business with respect to the assets contributed to us at the closing of our IPO. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by us, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or materially interfere with their use in the operation of our business.

Our Operations

We provide terminaling and storage of light refined products, such as gasoline, distillates and jet fuels; heavy refined products, such as residual fuel oils and liquid asphalt; and crude oil. We generate substantially all of our revenues through the provision of fee-based services to our customers. The types of fees we charge are:

•	Storage Services Fees. For the year ended December 31, 2014, we generated approximately 81% of our revenues from fees for storage services.

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

Our customers also pay us excess storage fees when we handle product volume on their behalf that exceed the volume contemplated in their monthly base storage services fee. For the year ended December 31, 2014, we generated approximately 1% of our revenues from these excess storage fees. For the past three calendar years, these excess storage fees have generated between 1% and 3% of our annual revenue.

•	Ancillary Services Fees. For the year ended December 31, 2014, we generated approximately 14% of our revenues from fees associated with ancillary services, such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt and (iv) rail car loading, unloading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

•	Additive Services Fees. For the year ended December 31, 2014, we generated approximately 4% of our revenues from fees for injecting generic gasoline, proprietary gasoline, lubricity, red dye and cold flow additives to our customers’ products. Certain of these additives are mandated by applicable federal, state and local regulations for all light refined products, and other additives, such as cold flow additive, may be required to meet customer specifications. The revenues we generate from additive services fees vary based upon the activity levels of our customers.

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

Terminal versatility is a function of the operator’s ability to meet complex handling requirements for diverse products. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the cost to the customer more attractive.

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

Customers

We provide storage and terminaling services for a broad mix of customers across the regions in which we operate, including major integrated oil companies, marketers, distributors and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. Our two largest customers are Apex and Phillips 66 Company (“Phillips 66”), and for the year ended December 31, 2014, approximately 37% and 11% of our revenues were derived from providing integrated terminaling services to Apex and Phillips 66, respectively. For the year ended December 31, 2014, our ten largest customers accounted for a total of approximately 78% of our revenues.

Contracts

Our terminals contract with customers to provide firm storage and terminaling services, for which they charge storage services fees, throughput fees, additive services fees and ancillary services fees, as described above under “—Our Operations.”

The terminal services agreements at our terminals typically have terms of one to five years. On occasion we may enter into shorter term contracts in order to generate revenue from otherwise unutilized tanks. Our general contracting philosophy at our terminals is to commit a high percentage of our available storage capacity to multi-year terminaling services agreements at attractive rates, while simultaneously contracting for terminal services with non-storage customers based on throughput volumes. Upon expiration of the primary contract term, our terminal services agreements generally renew automatically for successive renewal terms that range from one to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to twelve months prior to expiration. Many of our customers are currently in the renewal portion of their contracts. Although these customers have the ability to terminate their contracts with us prior to the expiration of the requisite notice period, our long-standing relationships with our customers, including major integrated oil companies, help mitigate this risk and historically have provided stable revenue. Our top ten customers for the year ended December 31, 2014 had used our services for an average of more than eight years.

Under terminaling services agreements that we entered into in connection with the closing of our IPO, Apex pays us fees to receive integrated terminaling services. As of December 31, 2014, the weighted average term of these agreements, measured by revenue, is approximately two years and the agreements contain a storage commitment to us of 6.2 million barrels. We expect the agreements will generate $25.0 million in base storage services fees for the year ending December 31, 2015.

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

Insurance

Our operations and assets are insured under a global insurance program administered by Apex and placed with international insurers. As such, the program not only covers our terminals and related assets, but also the terminals and related assets that are owned by Apex. The major elements of this program include property damage (including terrorism), business interruption, third-party liability and environmental impairment insurance. The premiums for the global insurance program are invoiced to Apex. Apex pays the premiums and provides an allocation of the premium expense to each entity. For the more significant policies under our global insurance program, such as our property damage policies, premium expenses are allocated to us based on the estimated replacement value of each terminal facility. For the other policies, premium expenses are allocated to us based on other factors that relate directly to the amount of the premium expense incurred. For example, the relative percentage of each terminal’s salary and wage expenses establishes the percentage of the premium expense allocated for workers’ compensation insurance coverage at that terminal facility. Each affiliate entity then reimburses Apex for its share of the cost. To the extent that other companies in this program experience covered losses, the limit of our coverage for potential losses may be decreased. Management believes that the amount of coverage provided is reasonable and appropriate. We also have directors’ and officers’ liability insurance for the directors and officers of the Partnership and our general partner.

Environmental and Occupational Safety and Health Regulation

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of gasoline, aviation gasoline, jet fuel, distillates, fuel oil, carbon black, asphalt and crude is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities and concentration of pollutants that may be emitted or discharged into the air or stormwater system; the handling and disposal of solid and hazardous wastes; apply specific health and safety criteria addressing worker protection and the public welfare; and require remedial measures to mitigate pollution from former and ongoing operations. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Although these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected.

In addition, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to incur significant expenditures. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of hydrocarbons into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims made by third parties for claims for personal injury and property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations, and liquidity.

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

Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. For example, the EPA issued a rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. We currently do not have any facilities that generate enough GHGs to be subject to reporting under this rule, however, we will continue to monitor the level of emissions and will file the appropriate reports for any facilities that may become subject to such reporting requirements in the future.

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

In 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocating internal combustion engines, also known as the Quad Z Regulations. This rule (as amended in 2013) required us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on all our engines following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring.

In 2011, the EPA issued a final rule, effective August 29, 2011 modifying existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines, also known as the Quad J Regulations. This final rule may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment. We have installed emissions monitoring equipment at some facilities and may be required to install such equipment at additional facilities. We do not expect the implementation of these rules to have a significant effect on our operations.

Oil Pollution Act

The Oil Polution Act, or OPA, requires the preparation of a Spill Prevention Control and Countermeasure Plan or SPCC for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Oil Pollution Prevention Regulations also require a Facility Response Plan (FRP) which is designed to assure that certain facilities have adequate oil spill response capabilities. According to OPA, an owner or operator of a “substantial harm” facility must develop and implement a FRP. A “substantial harm” facility is a facility that, because of its location, could reasonably be expected to cause substantial harm to the environment by discharging oil into or on navigable water or adjoining shoreline.

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

Endangered Species Act

The Endangered Species Act, or ESA, restricts activities that may affect endangered species or their habitats. The ESA has not had a material impact on our operations or cash flow, but the discovery of previously unidentified endangered species or the addition of new requirements with respect to currently listed species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

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

Employees

We are managed by our general partner. Our employees who work in the field at our terminals are employed by our primary operating subsidiary, Center Point. At December 31, 2014 Center Point had 145 employees. All other employees that conduct our business are provided by the general partner or its affiliates. Pursuant to the partnership agreement, the Partnership reimburses the general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.

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

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.30 per unit, or $1.20 per unit per year, which requires us to have available cash of approximately $10.5 million per quarter, or $41.8 million per year, based on the number of outstanding common and subordinated units. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Any sustained decrease in demand for light refined products, heavy refined products and crude oil related services in the markets served by our terminals could result in a significant reduction in storage usage in our terminals, which would reduce our cash flow and our ability to make distributions to our unitholders. Our financial results may also be affected by uncertain or changing economic conditions within certain regions, including the substantial decrease in the price of crude oil and petroleum products that occurred during the fourth quarter of 2014 and has continued into 2015. While we generally view lower prices for the products we store as positive for terminal operators, other factors associated with the current market conditions may offset any benefits resulting from the decrease in prices. If economic and market conditions remain uncertain or adverse conditions persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

Other factors that could lead to a decrease in market demand include:

•	the impact of weather on demand for refined petroleum products and crude oil;
•	the level of domestic oil and gas production, both on a stand-alone basis and as compared to the level of foreign oil and gas production;
•	the level of foreign oil and gas production and any disruption of those supplies;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline and diesel;
•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;
•	the increased use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines. Current laws will require a significant increase in the quantity of ethanol and biodiesel used in transportation fuels between now and 2022. Such an increase could have a material impact on the volume of fuels loaded at our terminals;

•	a substantial decrease in the market price of crude oil that leads to drastically reduced domestic crude oil and gas development; and
•	an increase in the market price of crude oil that leads to higher refined petroleum product prices, which may reduce demand for refined petroleum products and drive demand for alternative products. Market prices for refined products and crude oil are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined petroleum products.

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

A significant percentage of our revenue is attributable to a relatively limited number of customers, including Apex and Phillips 66. Our top ten customers accounted for approximately 78% of our revenue for the year ended December 31, 2014, including Apex and Phillips 66, which accounted for approximately 37% and 11%, respectively, of our revenue for the year ended December 31, 2014.

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

The initial terms of Apex’s obligations under its terminaling services agreements with us ranged from one to five years based on the terminal location. If Apex fails to use our facilities and services after expiration of the applicable commitment and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

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

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 78% of our revenues for the year ended December 31, 2014 were attributable to our ten largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the storage capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Our operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes, floods or severe storms, for which we may not be adequately insured.

A majority of our operations are currently located in the Gulf Coast, Midwest and East Coast regions and are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes, floods or severe storms, which have historically impacted such regions with some regularity. For example, operations at our Newark terminal were suspended for 23 days as a result of Hurricane Sandy in 2012. During 2014, a third party vessel damaged the ship dock at our Galveston terminal and the dock was unavailable for 17 days while temporary repairs were completed. We may also be affected by factors such as adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. In addition, our operations are exposed to other potential natural disasters, including tornadoes, storms, floods and earthquakes. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We are not fully insured against all risks incident to our business. Certain of the insurance policies covering entities and their operations that were contributed to us as a part of our IPO also provide coverage to entities that were not contributed to us. The coverage available under those insurance policies has historically been allocated among the entities contributed to us and the entities that were not contributed to us. This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

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

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our terminal services agreements generally have primary contract terms that range from one year to five years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range from one to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to 12 months prior to the expiration of the applicable renewal term. As of December 31, 2014, after giving effect to our new terminaling services agreements with Apex, the capacity-weighted average remaining term of our terminaling services agreements was approximately 1.8 years. Terminal services agreements that account for an aggregate of 34% of our expected revenues for the year ending December 31, 2015 could be terminated by our customers without penalty within the same period. If any one or more of our terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminal services agreement. The occurrence of any one or more of these events could have a material impact on our financial condition and results of operations.

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

For the year ended December 31, 2014, we generated approximately 1% of our revenues from excess storage fees, which our storage customers pay us to receive product volume on their behalf that exceeds the base storage services contemplated in their agreed upon monthly storage services fee. This percentage was lower than the prior year and there is no certainty that this trend will not continue.

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

Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing Clean Air Act authority. On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. For example, the EPA issued a rule that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting program. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. None of our facilities currently generate enough greenhouse gasses to be subject to this reporting requirement under this rule, however, we will continue to monitor the level of emissions and will file the appropriate reports for any facilities that may become subject to such reporting requirements in the future.

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

Upon the completion of our IPO, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the rules thereunder that will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Effective internal control is necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting control may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal control may not be successful, and we may be unable to maintain effective control over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, which we refer to as Section 404.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis and have made our first annual assessment of our internal control over financial reporting pursuant to Section 404 for the fiscal year ended December 31, 2014. While our assessment is that we were able to establish satisfactory internal controls, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company,” which may be up to five full fiscal years following our IPO.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are initially unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all our outstanding common and subordinated units voting together as a single class is required to remove our general partner. At February 28, 2015, our parent owned, directly or indirectly, an aggregate of 65.7% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. At February 28, 2015, our parent owned approximately 35.0% of our 18,375,507 outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our sponsors will own approximately 72.6% of our outstanding common units.

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

At February 28, 2015, we have 18,375,507 common units and 16,485,507 subordinated units outstanding. Sales by our sponsors or other large holders of a substantial number of our common units in the public markets or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our parent. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by our parent) after the subordination period has ended. At December 31, 2014, our parent owned, directly or indirectly, approximately 68.77% of the outstanding limited partner units.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.

A lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. During 2014, the market price of our common units fluctuated from a low of $17.50 to a high of $23.70. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS with respect to our classification as a partnership.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress and the President propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we will adopt. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Alabama, Arkansas, Florida, Illinois, Louisiana, Maryland, Missouri, New Jersey, New York, North Carolina, Tennessee, Texas, Virginia and West Virginia. Several of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is a unitholder’s responsibility to file all federal, state and local tax returns. Our unitholders should consult their tax advisor.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our properties is contained in Item 1, Business, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

In the ordinary course of business, we may be involved in various claims and legal proceedings, some of which are covered in whole or in part by insurance. We may not be able to predict the timing or outcome of these future claims and proceedings with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our results of operations, financial condition or cash flows. Currently, we do not believe that we are a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material effect on our results of operations, financial condition or cash flows.

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

	Common Unit Price Range
	High	Low
2014
4th Quarter	$20.51	17.50
3rd Quarter	19.84	18.10
2nd Quarter	23.70	18.25
1st Quarter	21.67	18.60
2013
4th Quarter	$20.25	$17.26
3rd Quarter (from August 9, 2013)	20.49	19.20

As of the close of business on February 28, 2015, based on information received from our transfer agent and brokers and nominees, there were approximately 15 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 16,485,507 subordinated units, for which there is no established public trading market. All of the subordinated units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after sufficient funds have been paid to the common units.

Cash distributions paid to unitholders for the years ended December 31, 2013 and 2014 were as follows:

Record Date	Payment Date	Amount Per Limited Partner Unit (1)
2014
January 29, 2015	February 13, 2015	$0.3000
November 4, 2014	November 14, 2014	$0.3000
July 28, 2014	August 14, 2014	$0.3000
May 4, 2014	May 14, 2014	$0.3000
2013
January 31, 2014	February 14, 2014	$0.3000
November 4, 2013	November 13, 2013	$0.1565	(2)

(1)	Cash distributions for a quarter are declared and paid in the following quarter. See below for a discussion of our policy regarding distribution payments.
(2)	The distribution paid for the third quarter of 2013 represents our minimum quarterly distribution prorated for the period beginning immediately after the closing date of our IPO, August 14, 2013, and ending on September 30, 2013.

We are a publicly traded partnership and are not subject to income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction regardless of whether we make distributions.

Under the terms of the agreements governing our revolving credit facility, we are required to maintain certain financial ratios, and in order to comply with these covenants we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2014, we are in compliance with these covenants. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our IPO, our general partner adopted the World Point Terminals, LP 2013 Long-Term Incentive Plan. Please see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,”—“Equity Compensation Plan Information” which is incorporated by reference into this Item 5.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
	(In thousands except unit data)
Statements of Operations Data:
Revenues
Third parties	$56,675	$55,186	$52,591
Affiliates	33,488	28,634	21,518
	90,163	83,820	74,109
Operating costs, expenses and other:
Operating expenses	26,592	23,363	18,318
Operating expenses reimbursed to affiliates	3,015	4,449	5,790
Selling, general and administrative expenses	5,247	3,883	1,385
Selling, general and administrative expenses reimbursed to affiliates	1,958	2,194	1,338
Depreciation and amortization	20,441	18,222	15,363
Income from joint venture	(485)	(198)	-
Loss on disposition of assets	181	-	476
Total operating costs, expenses and other	56,949	51,913	42,670

Income from operations	33,214	31,907	31,439

Other income (expense)
Interest expense	(849)	(443)	(498)
Interest and dividend income	230	183	135
Gain (loss) on investments and other-net	47	142	368
Income before income taxes	32,642	31,789	31,444
(Benefit)/provision for income taxes	124	(573)	524
NET INCOME	32,518	32,362	30,920

Net income attributable to noncontrolling interest	-	(543)	(867)
Net income attributable to shareholder/unitholders	$32,518	$31,819	$30,053
Less Predecessor net income prior to August 14, 2013		17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders		$13,898

Basic and diluted earnings per unit attributable to unitholders
Common	$0.98	$0.42
Subordinated	$0.98	$0.42
Distributions per unit for the post IPO period	$1.2000	$0.4565

Balance Sheet Data (at period end):
Property, plant and equipment, net	$143,172	$137,479	$116,440
Total assets	$181,775	$185,117	$134,151
Total liabilities	$11,757	$21,213	$15,721
Total partners’ / shareholder’s equity	$170,018	$163,904	$118,430

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of December 31, 2014, had a combined available storage capacity of 14.6 million barrels. During 2014, we added 1.8 million barrels of available storage capacity through the purchase of the Chickasaw and Blakeley Island terminals in Mobile, Alabama, increasing our storage capacity by approximately 14%. We have continued to expand blending capabilities at several of our terminals. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to any of the products we store or handle on behalf of our customers. For the years ended December 31, 2014, 2013 and 2012, we generated approximately 82%, 82%, and 86%, respectively, of our revenue from storage services fees. Of our revenue for years ended December 31, 2014, 2013 and 2012, 81%, 80%, and 84%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of December 31, 2014, approximately 82% of our total available storage capacity was under contract. The percentage of our storage capacity under contract decreased during 2014 because all of the Blakeley Island terminal and a portion of the Chickasaw terminal purchased in 2014 were not under contract when we acquired them in June 2014. Both facilities were in need of substantial repairs. While not completed, we made sufficient progress to allow approximately 30% of the Blakeley Island terminal to be put under contract by the end of 2014. During the five years ended December 31, 2013, more than 95% of our available storage capacity was under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc.), which represent over 78% of our revenue for 2014, have used our services for an average of more than eight years.

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

Refined Product and Crude Oil Prices

Because we generally do not own the refined products or crude oil that we handle and do not engage in the trading of refined products or crude oil, we have minimal direct exposure to risks associated with fluctuating commodity prices. During 2012 and 2013, one customer contract at our Chesapeake terminal provided for a base storage fee plus additional payments based on the customer’s profits from product sales. These additional payments represented approximately 1% of our revenue in 2012 and 2013. Beginning January 1, 2014, this tankage at Chesapeake was contracted to Apex based on a significantly higher base storage services fee and no profit sharing. In addition, extended periods of depressed or elevated refined product and crude oil prices can lead producers to increase or decrease production of refined products and crude oil, which can impact supply and demand dynamics.

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

Customers and Competition

We provide storage and terminaling services for a broad mix of customers, including major integrated oil companies, marketers, distributors and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. The terminaling and storage markets in which we operate are very competitive, and we compete with operators of other terminaling facilities on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. In addition, we also compete with major integrated oil companies, many of whom are also our customers, which own terminals. We continuously monitor the competitive environment, the evolving needs of our customers, current and forecasted market conditions and the competitiveness of our service offerings in order to maintain the proper balance between optimizing near-term earnings and cash flow and positioning the business for sustainable long term growth. Because of the significant investments we have made in maintaining high quality assets and because terminaling and storage are our core business, we believe that we can be more flexible and responsive to the needs of our customers than many of our competitors.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	As a result of being a publicly traded partnership, we incur additional expenses, including external selling, general and administrative expenses which were not incurred in 2012 and the first seven months of 2013. Please read “—Overview of Our Results of Operations—Selling, General and Administrative Expenses.”

•	During 2013, we incurred significant costs related to the IPO. Please read “— Results of Operations—Selling, General and Administrative Expenses.”

•	Our historical consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries will no longer be in corporate form and will not be subject to U.S. federal income tax and certain state income taxes in the future.

•	Our historical consolidated financial statements do not include equity earnings from our Cenex joint venture with Apex. The results of operations of the Albany terminal, in which we acquired a 32% interest in August 2013, are represented as equity earnings of the joint venture in our consolidated financial statements.

•	Our historical consolidated financial statements reflect the operations of the Partnership prior to the additional tankage added during 2013 and 2014.

•	Our historical consolidated financial statements do not include compensation expense related to our Long Term Incentive Plan (“LTIP”). Awards pursuant to the LTIP will result in compensation expense being recorded over the restriction period, if any, associated with the awards.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses;

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs not directly attributable to the operations of our facilities and include costs such as professional services, compensation of non-operating personnel and expenses of the overall administration of the Partnership. As a public company, we incur additional personnel and related costs and incremental external general and administrative expenses of approximately $3.0 million annually as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, registered independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation. These additional personnel and related costs and incremental external selling, general and administrative expenses are not reflected in our historical financial statements.

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
	(in thousands except operating data)
REVENUES
Third parties	$56,675	$55,186	$52,591
Affiliates	33,488	28,634	21,518
	90,163	83,820	74,109

Operating costs, expenses and other
Operating expenses	26,592	23,363	18,318
Operating expenses reimbursed to affiliates	3,015	4,449	5,790
Selling, general and administrative expenses	5,247	3,883	1,385
Selling, general and administrative expenses reimbursed to affiliates	1,958	2,194	1,338
Depreciation and amortization	20,441	18,222	15,363
Income from joint venture	(485)	(198)	-
Loss on disposition of assets	181	-	476
Total operating costs, expenses and other	56,949	51,913	42,670

INCOME FROM OPERATIONS	33,214	31,907	31,439

OTHER INCOME (EXPENSE)
Interest expense	(849)	(443)	(498)
Interest and dividend income	230	183	135
Gain (loss) on investments and other-net	47	142	368
Income before income taxes	32,642	31,789	31,444
(Benefit) / Provision for income taxes	124	(573)	524
NET INCOME	$32,518	$32,362	$30,920

Operating Data:
Available storage capacity, end of period (mbbls)	14,591	12,765	11,200
Average daily terminal throughput (mbbls)	182	162	122

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Storage services fees:
Base storage services fees	$73,355	$66,766	$62,629
Excess storage services fees	1,112	2,342	1,453
Ancillary services fees	12,630	11,747	8,172
Additive services fees	3,066	2,965	1,855
Revenue	$90,163	$83,820	$74,109

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating expenses:
Labor	$11,987	$10,356	$8,808
Utilities	4,914	3,651	3,341
Insurance premiums	1,627	1,396	1,252
Repairs and maintenance	3,978	5,542	4,719
Property taxes	2,186	1,939	2,038
Other	4,915	4,928	3,950

Total operating expenses	$29,607	$27,812	$24,108
Less operating expenses reimbursed to affiliates	(3,015)	(4,449)	(5,790)
Total	$26,592	$23,363	$18,318

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 and Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.

2014 Compared to 2013. Revenues for the year ended December 31, 2014 increased by $6.3 million, or 8%, compared to the year ended December 31, 2013.

Storage Services Fees. Storage services fees for the year ended December 31, 2014 increased by $5.3 million or 8% compared to the year ended December 31, 2013.

•	Base storage services fees. Base storage services fees for the year ended December 31, 2014 increased by $6.5 million, or 10%, from the year ended December 31, 2013, primarily as a result of additional contracted capacity at the Galveston terminal, the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013, increased base storage rates at the Chesapeake terminal and the addition of the Chickasaw terminal in the second quarter of 2014.

•	Excess storage services fees. Excess storage fees for the year ended December 31, 2014 decreased by $1.2 million, or 53%, from the year ended December 31, 2013, primarily as a result of lower throughput levels from two of our customers at the Jacksonville terminal and the elimination of the profit sharing payments at the Chesapeake terminal in 2014.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the year ended December 31, 2014 increased by $1 million, or 7%, from the year ended December 31, 2013, primarily as a result of $0.4 million from the acquisition of the Chickasaw terminal in June of 2014 and $0.6 million from increased activity at our terminals.

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

Operating Expenses.

2014 Compared to 2013. Operating expenses for the year ended December 31, 2014 increased by $1.8 million, or 6%, compared to the year ended December 31, 2013. This increase was primarily attributable to a (i) $1.6 million increase in labor costs due to the acquisition of the Chickasaw and Blakeley terminals and normal wage increases, (ii) $1.3 million increase in utility costs due to the acquisition of the Chickasaw terminal, higher level of heat applied to customers’ products at the St. Louis and Granite City terminals and higher volumes at our Weirton and Glenmont terminals, (iii) $0.2 million increase in insurance premiums and (iv) $0.3 million increase in property taxes offset by a $1.6 million decrease in repairs and maintenance.

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

Selling, General and Administrative Expenses.

2014 Compared to 2013. Selling, general and administrative expenses for the year ended December 31, 2014 increased by $1.1 million, or 19%, compared to the year ended December 31, 2013. Selling, general and administrative expenses increased primarily as a result of $0.9 million of IPO expenses incurred in connection with final documentation of the collateral package for our credit facility, a $1.8 million increase in unit-based compensation expense, $0.4 million increase in professional fees and a $1.6 million increase in costs of operating as a public company as a result of having a full year in 2014 offset by a $3.6 million of IPO expenses incurred in 2013.

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

Depreciation and Amortization Expense.

2014 Compared to 2013. Depreciation and amortization expense for the year ended December 31, 2014 increased by $2.2 million, or 12%, compared to the year ended December 31, 2013. This increase is primarily due to (i) capital expenditures during the first and second quarters of 2014, (ii) assets under construction which were placed in service in the second quarter of 2013 at the Weirton and Galveston terminals, (iii) the acquisition of additional terminal assets adjacent to the Jacksonville terminal in the second quarter of 2013 and (iv) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014.

2013 Compared to 2012. Depreciation and amortization expense for the year ended December 31, 2013 increased by $2.9 million, or 19%, compared to the year ended December 31, 2012. This increase is due to the assets under construction which were placed in service at the Weirton and Galveston terminals and the acquisition of additional terminal assets adjacent to the Jacksonville terminal.

Income from Joint Venture.

2014 Compared to 2013 and 2012. Income from joint venture for the year ended December 31, 2014 increased $0.3 million, or 145% compared to the year ended December 31, 2013 resulting from the Partnership’s investment in the Cenex joint venture. The increase is attributable to increased utilization of tankage at Cenex and having a full year of income in 2014 compared to five months in 2013. As the investment was made during 2013, there was no income in 2012.

Interest Expense.

2014 Compared to 2013. Interest expense for the year ended December 31, 2014 increased by $0.4 million compared to the year ended December 31, 2013. This increase was due to a full year of commitment fees and amortization of loan fees on the revolving credit facility in 2014 offset by no interest expense on the term loan which was paid off at the IPO date.

2013 Compared to 2012. Interest expense for the year ended December 31, 2013 decreased by $0.1 million, or 11%, compared to the year ended December 31, 2012. This decrease was due to decreased borrowings period-over-period as a result of scheduled principal payments offset by an increase in commitment fees and amortization of loan fees associated with the revolving credit facility.

Interest and Dividend Income.

2014 Compared to 2013. Interest and dividend income for the year ended December 31, 2014 increased slightly compared to the year ended December 31, 2013. This increase was attributable to increased amounts of short-term investments during 2014.

2013 Compared to 2012. Interest and dividend income for the year ended December 31, 2013 increased slightly compared to the year ended December 31, 2012. This increase was attributable to increased amounts of short-term investments during 2013.

Gain (Loss) on Investments and Other—Net.

2014 Compared to 2013. Gain (loss) on investments for the year ended December 31, 2014 decreased from a gain of $0.1 million to a loss of $0.2 million compared to the year ended December 31, 2013. The decrease was primarily attributable to a $0.2 million loss on disposition of assets in 2014.

2013 Compared to 2012. Gain (loss) on investments for the year ended December 31, 2013 decreased $0.2 million compared to the year ended December 31, 2012. The decrease was attributable to a slight mark-to-market loss on investments in 2013 and a 2012 gain on the sale of investments offset by a $0.5 million loss on disposition of assets in 2012.

Income Tax Expense.

2014 Compared to 2013. Income tax expense for the year ended December 31, 2014 increased by $0.7 million compared to the year ended December 31, 2013. This increase is primarily related to the reversal of deferred income taxes in the second quarter of 2013 which resulted in an income tax benefit for the period as explained in Note 13 to the consolidated financial statements.

2013 Compared to 2012. Income tax expense for the year ended December 31, 2013 decreased by $1.1 million or 209% compared to the year ended December 31, 2012 as a result of the reversal of $1.1 million of deferred tax liabilities associated with the Partnership’s operating subsidiary converting from a corporation to a limited liability company as explained in Note 13 to the consolidated financial statements.

Net Income.

2014 Compared to 2013. Net income for the year ended December 31, 2014 increased by $0.2 million compared to the year ended December 31, 2013.

2013 Compared to 2012. Net income for the year ended December 31, 2013 increased $1.44 million, or 5%, compared to the year ended December 31, 2012.

Non-GAAP Financial Measure. In addition to the GAAP results provided in this annual report on Form 10-K, we provide a non-GAAP financial measure, Adjusted EBITDA. A reconciliation from GAAP to the non-GAAP measurement is provided below. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense and depreciation and amortization expense, as further adjusted to remove equity based compensation expense, gain or loss on investments and on the disposition of assets and non-recurring items, such as the IPO expenses.

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

	For the Years Ended December 31,
	2014	2013	2012
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to unitholders / shareholder	$32,518	$31,819	$30,053
Depreciation and amortization	20,441	18,222	15,363
Depreciation and amortization – CENEX joint venture	273	113	-
Provision (benefit) for income taxes	124	(573)	524
Interest expense and other	849	443	498
IPO expenses	903	3,606	-
Interest and dividend income	(230)	(183)	(135)
Equity based compensation expense	1,933	163	-
(Gain) loss of investments and other - net	47	(142)	(368)
Adjusted EBITDA	$56,858	$53,468	$45,935

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

Revolving Credit Facility

In connection with our IPO on August 14, 2013, we repaid our existing term loan and entered into a new $200 million senior secured revolving credit facility. The revolving credit facility is available to fund working capital and to finance acquisitions and other capital expenditures. Our obligations under the revolving credit facility are secured by a first priority lien on substantially all of our assets. Borrowings under our revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin. LIBOR and the applicable margin are defined in our revolving credit facility. The unused portion of the revolving credit facility is subject to an annual commitment fee.

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of December 31, 2014.

Term Note

The $8.1 million outstanding on our term loan payable to a commercial bank was paid in full from the proceeds from our IPO.

Loan Activity with Affiliate

In April 2013, the Partnership borrowed $12.5 million from an affiliate. The liability was assumed by CPT 2010 in connection with our IPO.

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

For the year ended December 31, 2014, our capital expenditures were $24.9 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Maintenance capital expenditures	$5,835	$6,686	$4,616
Expansion capital expenditures	12,509	30,933	11,828
Acquisition of business	6,553
Total	$24,897	$37,619	$16,444

Of the $12.5 million of expansion capital expenditures during 2014, $7.2 million related to the purchase of the Blakeley Island terminal, $0.8 million related to expanding the truck bay and connection of the expanded Jacksonville facility, $3.0 million was used to construct additional tanks and truck racks at our terminals, $1.0 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $0.5 million was used to increase unloading capacity at the Weirton terminal. The maintenance capital expenditures amount does not include the $1.6 million reimbursement from CPT 2010 related to pre-IPO obligations.

We had no material commitments for capital expenditures as of December 31, 2014. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will rely on cash from operations along with external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any future expansion capital expenditures.

On December 16, 2014, we entered into a contribution agreement with Apex in which we committed to acquire Apex’s Greensboro, North Carolina terminal in exchange for 1,550,000 common units. The transaction closed on January 1, 2015.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$57,545	$50,014	$44,912
Net cash used in investing activities	$(30,424)	$(37,713)	$(18,413)
Net cash provided by (used) in financing activities	$(39,899)	$11,013	$(25,825)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash Flows From Operating Activities. Net cash flows from operating activities for the year ended December 31, 2014 increased by $7.5 million, or 15%, compared to the year ended December 31, 2013. The increase was attributable to a $2.2 million increase in depreciation and amortization, a $1.8 million increase in equity compensation, a $1.1 million reversal of deferred taxes, a 1.6 million decrease in prepaid insurance and a $0.8 million increase in cash generated from working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2014 decreased by $7.3 million, or 19%, compared to the year ended December 31, 2013. This decrease was attributable to lower capital expenditures of $12.7 million, primarily related to spending $13.7 million to acquire terminal assets in 2014 compared to $23.0 million in 2013 and $0.2 increase in proceeds from the sale of investments, offset by lower investment purchases of $5.6 million.

Cash Flows From Financing Activities. Cash flows from financing activities for the year ended December 31, 2014 decreased $50.9 million compared to the year ended December 31, 2013. This decrease was attributable to $6.7 million higher distributions to owners and the elimination of the cash provided by the transaction associated with the IPO in 2013.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2014 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Loan commitment fee	$2,201	$608	$1,218	$375	-
Operating lease obligations	2,177	551	929	670	27
Total	$4,378	$1,159	$2,147	$1,045	$27

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

Existing Base Storage Contracts

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. Our top ten customers have used our services for an average of more than eight years.

During 2014, some customers did not renew their contracts. As a result, approximately 580,000 barrels of tankage was placed under “spot” (month-to-month) contracts. There is no certainty that we will be able to keep those tanks under contract throughout 2015. In addition, there is no certainty that contracts expiring in 2015 will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2019 based on remaining contract terms at February 28, 2015 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(In thousands)
2015	$65,951
2016	36,108
2017	26,409
2018	8,044
2019 and beyond	-

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over time. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

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

Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. During the years ended December 31, 2014, 2013 and 2012 we did not record any impairment on assets.

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2014, 2013 and 2012, we had no material accruals for environmental obligations.

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

At December 31, 2014, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8. Financial Statements and Supplementary Data To Be Updated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of WPT GP, LLC and the Partners of World Point Terminals, LP

St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of World Point Terminals, LP and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Point Terminals, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

March 26, 2015

World Point Terminals, LP

Consolidated Balance Sheets

As of December 31, 2014 and December 31, 2013

(Dollars in thousands, except unit/share)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$18,429	$31,207
Accounts receivable, net of allowances of $8 and $95, respectively	2,250	2,770
Accounts receivable – affiliates	2,391	2,953
Short-term investments	5,527	-
Prepaid insurance	197	1,344
Prepaid insurance -- affiliates	93	-
Other current assets	416	450
Total current assets	29,303	38,724

Property, plant and equipment, net	143,172	137,479
Goodwill	377	377
Investment in joint venture	8,125	7,640
Other assets	798	897
Total Assets	$181,775	$185,117

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$6,765	$4,773
Accrued liabilities	1,088	467
Accrued distributions	-	9,918
Accrued distribution of IPO proceeds to Parent	-	1,034
Due to affiliate companies	1,411	2,452
Deferred revenue – short-term	656	402
Income taxes payable	109	70
Total current liabilities	10,029	19,116

Other noncurrent liabilities	622	588
Deferred revenue – long-term	1,106	1,509
Total liabilities	11,757	21,213

Commitments and contingencies (Notes 8 and 16)

Partners’ Equity
Common units (16,825,507 and 16,575,507 units issued and outstanding at December 31, 2014 and December 31, 2013 respectively)	110,241	106,615
Subordinated units (16,485,507 units issued and outstanding at December 31, 2014 and December 31, 2013)	59,777	57,289
General partner interest (0% interest)	-	-
Total partners’ equity	170,018	163,904
Total Liabilities and Partners’ Equity	$181,775	$185,117

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
REVENUES
Third parties	$56,675	$55,186	$52,591
Affiliates	33,488	28,634	21,518
	90,163	83,820	74,109

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	26,592	23,363	18,318
Operating expenses reimbursed to affiliates	3,015	4,449	5,790
Selling, general and administrative expenses	5,247	3,883	1,385
Selling, general and administrative expenses reimbursed to affiliates	1,958	2,194	1,338
Depreciation and amortization	20,441	18,222	15,363
Income from joint venture	(485)	(198)	-
Loss (gain) on disposition of assets, net	181	-	476
Total operating costs, expenses and other	56,949	51,913	42,670

INCOME FROM OPERATIONS	33,214	31,907	31,439

OTHER INCOME/(EXPENSE)
Interest expense	(849)	(443)	(498)
Interest and dividend income	230	183	135
Gain (loss) on investments and other-net	47	142	368
Income before income taxes	32,642	31,789	31,444
Provision (Benefit) for income taxes	124	(573)	524
NET INCOME	32,518	32,362	30,920

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(543)	(867)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$32,518	$31,819	$30,053
Less Predecessor net income prior to August 14, 2013	-	17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$-	$13,898
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common(1)	$0.98	$0.42
Subordinated(1)	$0.98	$0.42
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	16,748,795	16,546,955
Subordinated	16,485,507	16,485,507

(1)	The basic and diluted earnings per unit for the year ended December 31, 2013 represents earnings for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
Cash flows provided by operating activities
Net income	$32,518	$32,362	$30,920
Adjustments to reconcile net income to net cash provided by operating activities:	-
Depreciation and amortization	20,441	18,222	15,363
Amortization of deferred financing costs	203	39	-
(Benefit)/expense for deferred income taxes	-	(1,088)	99
(Gain)/loss on disposal of fixed assets	181	(13)	476
Gain on derivative instrument	-	(85)	(301)
(Gain)/loss on marketable securities	6	(14)	(67)
Equity based compensation	1,933	163	-
Income from joint venture	(485)	(198)	-
Changes in operating assets and liabilities:
Accounts receivable	520	392	(482)
Prepaid insurance	1,054	(483)	(861)
Other current assets and other assets	(74)	233	(1,117)
Accounts payable	2,212	639	1,714
Accrued liabilities	625	40	156
Deferred revenue	(149)	1,911	-
Income taxes receivable	39	160	(203)
Income taxes payable	-	70	-
Due to affiliated companies	(1,513)	(2,370)	(818)
Other noncurrent liabilities	34	34	33
Net cash provided by operating activities	57,545	50,014	44,912
Cash flows from investing activities
Purchase of short-term investments	(6,640)	(1,009)	(3,064)
Proceeds from the sale of short-term investments	1,107	898	1,095
Proceeds from the sale of fixed assets	6	17
Acquisition of business	(6,553)	-	-
Capital expenditures	(18,344)	(37,619)	(16,444)
Net cash used in investing activities	(30,424)	(37,713)	(18,413)
Cash flows from financing activities
Payments on long term debt	-	(9,001)	(3,572)
Prepaid loan fees	-	(910)	-
Proceeds from advances with affiliate	-	12,500	-
Payments on advances with affiliate	-	(14,082)
Proceeds from issuance of capital, net	-	64,605	-
Distributions to noncontrolling interest	-	-	(2,450)
Pre-IPO dividends paid	-	(8,937)	-
Distributions to unitholders / shareholders	(39,899)	(33,162)	(19,803)
Net cash provided by/(used in) financing activities	(39,899)	11,013	(25,825)
Net change in cash and cash equivalents	(12,778)	23,314	674
Cash and cash equivalents at beginning of year	31,207	7,893	7,219
Cash and cash equivalents at end of year	$18,429	$31,207	$7,893
Cash paid for interest	$765	$248	$446
Cash paid for income taxes	$116	$625	$646
Noncash investing transactions–property and equipment additions included in accounts payable	$300	$520	$690
Noncash financing transactions–Pre-IPO dividend of investments	$-	$3,194	$-
Noncash financing transactions–Noncash distributions to unitholders	$-	$15,404	$-
Noncash financing transactions–contribution to partners’ equity	$1,644	-	-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statement of Partners’ Equity

(Dollars in thousands)

	Partnership			Predecessor
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)	Predecessor	Noncontrolling Interest
BALANCE – DECEMBER 31, 2012	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1	-	-	-	-
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)	-	-	-	-
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – AUGUST 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from the IPO, net of costs	64,605	-	-	-	-
Equity Based compensation expense	163	-	-	-	-
Net income from August 14, 2013 to December 31, 2013	6,962	6,936	-	-	-
Distributions from August 14, 2013 to December 31, 2013	(7,566)	(7,526)	-	(44,426)	-
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-	$-	$-
Equity based compensation expense	1,933	-	-	-	-
Net income	16,375	16,143	-	-	-
Distributions	(15,143)	(14,838)	-	-	-
Contribution to partners’ equity	461	1,183	-	-	-
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

1)	NATURE OF BUSINESS

Organization

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). The Partnership owns, operates, develops and acquires liquid bulk storage terminals and related assets primarily for the storage of petroleum based products, including light refined products, heavy refined products and crude oil. We operate fee-based facilities located along the East Coast, Gulf Coast and Midwest regions of the United States. On August 14, 2013, the Partnership completed its initial public offering (the “IPO”) of 8,750,000 common units representing limited partner interests in the Partnership (“Common Units”). The Partnership filed an initial registration statement and subsequent amendments with the U.S. Securities and Exchange Commission (the “SEC”) on Form S-1. The amended registration statement was declared effective on August 8, 2013. On August 9, 2013, the Partnership’s Common Units began trading on the New York Stock Exchange under the symbol “WPT.” On September 11, 2013, the Partnership completed the sale of 1,312,500 Common Units at $20.00 per Common Unit pursuant to the full exercise of the underwriters’ option to purchase additional Common Units granted to them in the underwriting agreement dated August 8, 2013. World Point Terminals, LP Predecessor includes the assets, liabilities and results of operations of the terminals and other assets owned by our primary operating company, Center Point Terminal Company, LLC (“Center Point”), prior to its contribution to the Partnership in connection with the IPO. Unless otherwise stated or the context otherwise indicates, all references to “World Point Terminals, LP,” “the Partnership,” “Company”, “we,” “our,” “us,” or similar expressions for time periods prior to the IPO refer to World Point Terminals, LP Predecessor, “our Predecessor” for accounting purposes. For time periods subsequent to the IPO, these terms refer to the legal entity World Point Terminals, LP and its subsidiaries.

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

Contribution Agreement

In connection with the closing of the IPO, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Center Point, whereby the following transactions, among others, occurred:

•	Our Parent and CPT 2010 contributed their interests in our operating subsidiaries in exchange for 6,423,007 Common Units, 16,485,507 subordinated units and the Partnership’s assumption of $14,100,000 of our parent’s debt;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership; and

•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the Incentive Distribution Rights (“IDR”) of the Partnership.

The net proceeds from the IPO, including the underwriters’ option to purchase additional Common Units, of approximately $97.1 million, after deducting the underwriting discount and the structuring fee, were used to: (i) pay transaction expenses related to the IPO and our new credit facility in the amount of approximately $4.4 million, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8.1 million, (iii) repay indebtedness owed to a related party of approximately $14.1 million, (iv) repay existing payables of approximately $4.3 million, (v) redeem 1,312,500 Common Units from our parent for approximately $24.6 million, (vi) distribute to CPT 2010 approximately $29.9 million, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12.0 million. Because the gross proceeds from the exercise of the underwriter’s option to purchase additional Common Units was used to redeem the 1,312,500 Common Units held by our Parent, the net effect to the Partnership was a use of cash equal to the underwriting discount and the structuring fee of $1.7 million associated with the exercise.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

We incurred expenses related directly to the IPO of $3,606.  These costs consist primarily of legal, accounting, printing and other professional fees associated with the IPO.  We reported these amounts as a selling, general and administrative expense for the year ended December 31, 2013.  During 2014, we incurred an additional $903, primarily related to completing the documentation for the collateral package for our Credit Facility (described below).

Revolving Credit Facility

On August 14, 2013, in connection with the closing of the IPO, Center Point entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. See Note 9 for additional details.

Terminaling Services Agreements

In connection with the IPO, Center Point entered into a terminaling services agreement with Apex (the “Apex Terminaling Services Agreement”) and Enjet, LLC (“Enjet”) (the “Enjet Terminaling Services Agreement” and together with the Apex Terminaling Service Agreements, the “Terminaling Services Agreements”), pursuant to which Apex and Enjet agreed to store petroleum products at two of the Partnership’s terminals.

Omnibus Agreement

In connection with the IPO, we entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner, our parent, CPT 2010, Apex and Center Point. This agreement addresses the following matters:

•	a right of first offer to acquire Apex’s existing terminaling assets and any terminaling assets that Apex may acquire or construct in the future if it decides to sell them;

•	a grant to us and our subsidiaries and the General Partner by our parent of a nontransferable, nonexclusive, royalty-free right and license to use the name “World Point Terminals” and related marks in connection with our business; and

•	an indemnity by our parent and CPT 2010 for certain environmental and other liabilities, and our obligation to indemnify our parent and CPT 2010 for events and conditions associated with the operation of our assets that occur after the IPO and for environmental liabilities related to our assets to the extent our parent and CPT 2010 is not required to indemnify it.

3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The Partnership’s financial statements utilize the consolidation method of accounting for the Newark terminal, which was owned by a joint venture in 2012 and part of 2013. As such, 100% of the Newark terminal’s assets, liabilities and results of operations have been included in the Partnership’s statements. Effective August 14, 2013, the Partnership acquired 100% of the ownership of the Newark terminal, eliminating the noncontrolling 49% ownership interest previously recorded in the financial statements of the Partnership as a separate line item in shareholders’ equity. The Partnership’s 32% investment in the Albany joint venture (“Cenex”) is accounted for using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses and distributions received. We evaluate our investments in unconsolidated entities for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are carried at cost, which approximates market.

Credit Risk—The Partnership provides storage services to various customers. The majority of the Partnership’s accounts receivable are due from storage customers. The Partnership has established procedures to monitor credit and counterparty risk and has not experienced significant credit losses in prior years. Accordingly, accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of its customers and historical bad debt experience. With respect to counterparty and credit risks for the Partnership’s interest rate swap agreement in 2012 and 2013, the Partnership has not reduced values of these instruments as the counterparty and credit risks are insignificant.

Short-Term Investments—At December 31, 2014, the Partnership had investments in certain common, preferred and trust preferred stocks. The Partnership classified these instruments as current assets in the accompanying consolidated balance sheets as the Partnership anticipated these securities being sold within the next year. The Partnership designated these securities as trading, accordingly they were recorded at fair value, with the unrealized gains or losses reported as a component of other income.

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

Impairment of Long-Lived Assets—We periodically evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets, including property and equipment, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the years ended December 31, 2014, 2013 and 2012.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized and is tested for impairment annually based on a quantitative analysis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When the carrying amount of a reporting unit’s goodwill exceeds the estimated fair value of the goodwill, an impairment loss is recognized in the statements of operations in an amount equal to the excess. As of December 31, 2014, and 2013, the fair value of the reporting unit exceeded the carrying value.

Derivative Instruments and Hedging Activities—Derivative instruments may be utilized by the Partnership to manage interest rate exposure. The Partnership may choose to designate derivative instruments as hedges.

All derivative instruments are recorded on the balance sheets at fair value. Derivatives not qualifying for hedge accounting are classified as held for trading financial instruments. Gains and losses on these instruments are recorded in interest expense in the consolidated statements of operations, in the periods they occur. Derivatives that have been designated and qualify for hedge accounting are classified as either fair value or cash flow hedges. The Partnership had one derivative instrument in 2012 and 2013, an interest rate swap, and elected to not use hedge accounting.

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

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers."  The core principle of the new standard is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. This standard is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2016. Accordingly, the Partnership will adopt this standard in the first quarter of fiscal year 2017, with early adoption prohibited. The Partnership is currently evaluating the impact this guidance will have on the consolidated financial statements.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Deferred Revenue— The Partnership may enter into arrangements with customers to construct terminal assets on the Partnership’s property. Such arrangements establish the pricing and require the customer to prepay for a portion of the future services. The Partnership records the prepayments as deferred revenue.

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

Unit Based Compensation—Compensation expense related to unit-based awards made to employees, directors, and consultants is valued at the grant date as the closing market price of the units and amortized on a straight line basis over the vesting period.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 37% of the Partnership’s 2014 revenues, 34% of the Partnership’s 2013 revenues and 29% of the Partnership’s 2012 revenues, and another that comprised approximately 11% of the Partnership’s 2014 revenues and 11% of the Partnership’s 2013 revenues and 14% of the Partnership’s 2012 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership has equity investments in certain exchange traded debt securities, preferred and trust preferred stocks. The Partnership mitigates the risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

5)	FAIR VALUE MEASUREMENTS

The Partnership follows ASC Topic 820, Fair Value Measurements and Disclosures, for the consolidated financial statements. The topic requires the use of a fair value hierarchy in order to classify the fair value disclosures related to the Partnership’s financial assets and financial liabilities that are recognized in the balance sheets at fair value.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of December 31, 2014 and December 31, 2013:

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,429	$-	$-	$18,429
Exchange traded debt securities	375			375
Preferred stocks	4,822			4,822
Trust preferred stocks	330			330
	23,956			23,956

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,207	$-	$-	$31,207

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

Short-Term Investments— The short-term investments consist of investments in listed exchange traded debt securities, preferred stocks and trust preferred securities. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

6)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The change in the allowance for doubtful trade receivables for the periods indicated was:

	For the Years Ended December 31,
	2014	2013	2012
Allowance for doubtful receivable at January 1	$95	$37	$87
Additions charged to expense	-	58	-
Subtractions recorded as income	(87)	-	(50)
Balance at December 31	$8	$95	$37

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2014 and December 31, 2013:

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	200,516	114,860	85,656
Docks and jetties	17,767	4,947	12,820
Machinery and equipment	9,779	5,427	4,352
Buildings	2,312	777	1,535
Other	8,756	3,103	5,653
Assets under construction	2,970	-	2,970
	$272,286	$129,114	$143,172

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Land	$28,147	$-	$28,147
Tanks and appenditures	182,375	98,465	83,910
Docks and jetties	15,568	3,380	12,188
Machinery and equipment	8,387	4,048	4,339
Buildings	1,881	678	1,203
Other	7,008	2,524	4,484
Assets under construction	3,208	-	3,208
	$246,574	$109,095	$137,479

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $1,314, $986 and $659 for the years ended December 31, 2014, 2013 and 2012, respectively. These leases expire from September 5, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases as of December 31, 2014 are as follows:

2015	$551
2016	511
2017	418
2018	341
2019	329
Thereafter	27
$2,177

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

9)	DEBT

On April 8, 2008, Center Point amended and restated its May 3, 2006 loan agreement with a commercial bank and borrowed an additional $25,000 pursuant to a five-year term note which was subsequently extended to October 8, 2013 but was repaid in full on August 14, 2013. This note bore interest at a floating rate equal to the London Interbank Offered Rate plus seventy-seven hundredths of one percent (0.77%) and was amortized over a seven-year period. In order to manage its interest rate risk associated with this borrowing, Center Point entered into a pay-fixed receive floating interest rate swap agreement. The Partnership believes that the effect of this swap agreement was to effectively lock the interest rate on this borrowing at 4.17% through the expiration of the swap on April 2, 2013. Fixed monthly principal payments of $298 plus accrued interest were due under this borrowing until March 1, 2013 and interest only payments until the loan was paid in full on August 14, 2013. As of December 31, 2012 the outstanding balance of this debt was $8,991. These borrowings were secured by Center Point’s storage contracts and current assets. The terms of the term loan agreement and credit facility contain certain covenants and conditions including leverage ratio, fixed charge coverage ratio and maximum capital expenditures. Center Point was in compliance with such covenants in 2013 and 2012.

On August 14, 2013, in connection with the closing of the IPO, Center Point entered into a $200 million senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20 million for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20 million at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100 million. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility. Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. For the years ended December 31, 2014 and 2013, Center Point incurred commitment fees of $608 and $231, respectively which have been recorded as interest expense.

Interest expense on the Credit Facility and the term note for the periods indicated was:

For the Years Ended December 31,
2014	2013	2012
$811	$374	$498

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $622 and $588 at December 31, 2014 and 2013, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

11)	SEGMENT REPORTING

The Partnership derives revenues from operating its sixteen liquid bulk storage and terminal facilities. The sixteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

12)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $178, $207 and $185 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The provision (benefit) for income taxes from operations consists of the following:

	For the Years Ended December 31,
	2014	2013	2012
Current	$124	$515	$425
Deferred	-	(1,088)	99
Total	$124	$(573)	$524

Through June 29, 2013, deferred state income taxes were recognized for future tax consequences of temporary differences between the consolidated financial statements carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are primarily related to depreciation of fixed assets and was $1,099 at December 31, 2012.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010. As of December 31, 2014 and 2013, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

14)	RELATED PARTY TRANSACTIONS AND BALANCES

The Partnership enters into transactions with companies in which our parent, and its affiliates, are significant owners (“affiliate” or “affiliated company”). The amounts shown below have been recorded at their exchange value, which is the amount of consideration agreed to by the related parties.

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, including compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Operating costs	$3,015	$4,449	$5,790
Reimbursement for management and marketing services	1,958	2,194	1,338
Reimbursement for supplies and equipment	156
	$5,129	$6,643	$7,128

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Years Ended December 31,
	2014	2013	2012
Affiliate revenues	$33,488	$28,634	$21,518

The Partnership’s assets and liabilities included the following related party balances:

	December 31,	December 31,
	2014	2013
Accounts receivable – affiliates	$2,391	$2,953
Prepaid insurance – affiliates	93	-
Due to affiliates	1,411	2,452
Deferred revenue	1,762	1,911

The Accounts receivable – affiliates balance includes $1,644 for property, plant and equipment related to obligations existing as of the date of our IPO. As provided in the Omnibus Agreement, CPT 2010 has indemnified us for these expenditures, which is shown as a contribution to partners’ equity in these financial statements.

15)	DEFERRED REVENUE

During 2013, the Partnership entered into an arrangement with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangement establishes the pricing and requires Apex to prepay for a portion of the future services. The Partnership has recorded the prepayments as deferred revenue.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The following table summarizes the Partnership’s deferred revenue activity:

	December 31,	December 31,
	2014	2013
Balance at January 1	$1,911	$-
Additions	254	2,012
Amortization	(403)	(101)
Balance at December 31	$1,762	$1,911

Deferred revenue – short term	$656	$402
Deferred revenue – long term	$1,106	$1,509

16)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. We are not a party to any material pending legal proceedings and are not aware of any claims that, either individually or in the aggregate, could have a material adverse effect on the results of operations, cash flows or financial condition of the Partnership. In management’s opinion, there are no claims that are probable and reasonably estimated and accordingly, the Partnership has not accrued for any loss contingencies in 2014, 2013 and 2012.

17)	EQUITY-BASED COMPENSATION

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of December 31, 2014, we have granted awards totaling 340,000 restricted units. Participants have the option to elect to have one-third of the units vest on each of the first three anniversaries of the award or to have all of the units vest after three years.

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through December 31, 2014 and the amount vested.  The outstanding balance at December 31, 2014 represents total awards since IPO.  There were no forfeitures during the post-IPO period.

	Restricted Units	Vested Units	Fair Value at Award Date
September 24, 2013[1]	90,000	16,665	$20.21
April 23, 2014[2]	250,000	0	$23.20

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

For the years ended December 31, 2014 and 2013, we recorded non-cash compensation expense relating to equity-based compensation of approximately $1,933 and $163, respectively.  As described above, the LTIP did not exist in periods prior to September 20, 2013.  As of December 31, 2014, the Partnership had unrecognized compensation expense of $5,523.

18)	EARNINGS PER UNIT AND CASH DISTRIBUTIONS

Earnings Per Unit

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to IDRs by the weighted-average number of outstanding Common and Subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations, including incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to August 14, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. For the year ended December 31, 2014 the weighted-average number of Common and Subordinated units outstanding was 16,748,795 units and 16,485,507 units, respectively. For the period from August 14, 2013 to December 31, 2013, the weighted-average number of Common and Subordinated units outstanding was 16,546,955 units and 16,485,507 units, respectively.

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

The calculation of earnings per unit is as follows:

	Year Ended December 31, 2014
	Common	Subordinated	Total
Net income for the year ended December 31, 2014 attributable to unitholders	$16,375	$16,143	$32,518
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$16,375	$16,143	$32,518
Weighted average limited partner units outstanding:
Common Units – Public	10,325,788
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.98	$0.98

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

	Period Ended December 31, 2013
	Common	Subordinated	Total
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$6,962	$6,936	$13,898
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$6,962	$6,936	$13,898
Weighted average limited partner units outstanding:
Common Units – Public	10,123,948
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit (1)	$0.42	$0.42

(1)	The basic and diluted earnings per unit for the year ended December 31, 2013 represents earnings for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);
•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and
•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
August 14, 2013 through September 30, 2013	September 24, 2013	$5,174	$0.1565
October 1, 2013 through December 31, 2013	September 24, 2013	$9,918	$0.3000
2013 Total		$15,092	$0.4565
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000
October 1, 2014 through December 31, 2014	January 15, 2015	$10,458	$0.3000
2014 Total		$40,437	$1.2000

19)	TERMINAL ACQUISITIONS

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

Pro forma information related to the acquisition is not presented because the impact of the acquisition on the Partnership's consolidated results of operations is not significant. The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Partnership’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. There were no other identifiable assets or liabilities for these acquisitions.

In April 2013, Center Point completed the purchase of terminal assets adjacent to its Jacksonville, Florida terminal with a total capacity of 450,000 barrels for the storage of gasoline and distillates. The terminal is served by ship, barge, truck and rail. The total fair value of the acquired Jacksonville terminal assets was $23,024 and was allocated to property, plant and equipment.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

20)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 is set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenue	$22,732	$22,413	$22,596	$22,422	$90,163
Income from operations	9,064	9,157	8,550	6,443	33,214
Net income attributable to unitholder / shareholder	8,869	9,054	8,330	6,265	32,518
Earnings per Common Unit	$0.27	$0.27	$0.25	$0.19	$0.98
Earnings per Subordinated Unit	$0.27	$0.27	$0.25	$0.19	$0.98

2013
Revenue	$18,986	$20,918	$20,986	$22,930	$83,820
Income from operations	6,665	8,946	7,126	8,972	31,709
Net income attributable to unitholder / shareholder	6,966	9,476	6,495	8,882	31,819
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders(1)	-	-	5,016	8,882	13,898
Earnings per Common Unit(2)	$-	$-	$0.15	$0.27	$0.42
Earnings per Subordinated Unit(2)	$-	$-	$0.15	$0.27	$0.42

(1) Reflects net income since the closing of the IPO on August 14, 2013.

(2) Earnings per unit presented since the closing of the IPO on August 14, 2013.

21)	SUBSEQUENT EVENTS

On January 1, 2015, the Partnership acquired a terminal facility in Greensboro, North Carolina which has a total shell capacity of 684,000 barrels. The Partnership entered into a contribution agreement with a subsidiary of Apex whereby the Partnership issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of the Partnership’s common units on December 31, 2014, the value of the units issued represented approximately $31.2 million in total consideration. The impact of the acquisition on the Partnership's consolidated results of operations is not significant. The allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed, but will be accounted for under the purchase method of accounting.

On January 15, 2015 the Board of Directors declared a cash distribution of $0.30 per unit for the period from October 1, 2014 through December 31, 2014. The distribution is payable on February 13, 2015 to unitholders of record on January 29, 2015.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2014, we maintained effective internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years from our IPO or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

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

Name	Age	Position With Our General Partner
Paul A. Novelly	71	Chairman of the Board of Directors and Chief Executive Officer
Steven G. Twele	56	Vice President and Chief Financial Officer and Director
Kenneth E. Fenton	64	President and Chief Operating Officer
G. Louis Graziadio III	65	Director
Paul M. Manheim	66	Director
Alain Louvel	69	Director
Paul F. Little	71	Director
Edwin A. Levy	77	Director
Donald C. Bedell	73	Director

Paul A. Novelly has been the chairman of the board, president and chief executive officer of our general partner since its inception in April 2013. Mr. Novelly has served for over ten years as chairman and chief executive officer of Apex. Mr. Novelly devotes the majority of his time to his role at Apex and will also spend time, as needed, directly managing our business and affairs. We estimate that approximately 33% of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Novelly has served as president and a director of AIC Limited, a Bermuda-based oil trading company and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services, positions he has held for over ten years. He has also been the chairman of the board and chief executive officer of FutureFuel Corp., a manufacturer of biofuels and chemical products, since 2005. He also currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank.

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

Steven G. Twele has been the vice president, the chief financial officer and a member of the board of directors of our general partner since its inception in April 2013. For over ten years, Mr. Twele has been vice president and chief financial officer of our parent and several of its subsidiaries. Since March 2012, Mr. Twele has been a director of certain subsidiaries of our parent. In these positions, Mr. Twele was part of the team that built our predecessor. Since 1991, Mr. Twele has been president and director of Pinnacle Consulting, Inc., or Pinnacle, an accounting and financial consulting firm based in St. Louis, Missouri. Mr. Twele will devote the majority of his time to directly managing our business and affairs and will spend some time, as needed, managing and directing the business and affairs of Pinnacle. We estimate that approximately 80% of his total business time is devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to that, Mr. Twele was a senior manager for the accounting firm Arthur Andersen & Co. Mr. Twele is a licensed certified public accountant.

We and the board of our general partner believe that Mr. Twele’s experience, knowledge, skills and expertise, including his understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

Kenneth E. Fenton has been chief operating officer of our general partner since its inception in April 2013 and was appointed to serve as president effective March 24, 2015. For over ten years, Mr. Fenton has been president of Petroleum Fuel & Terminal Company, or PF&T, a subsidiary of Apex that manages terminals for Apex and Center Point Terminal Company, our predecessor. Since June 2012, Mr. Fenton has been an executive vice president, and was a director through June 30, 2013, of Center Point Terminal Company, our predecessor. Mr. Fenton will devote the majority of his time to directly managing our business and affairs and will spend some time, as needed, managing and directing the business and affairs of PF&T. We estimate that approximately 80% of his total business time is devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to that Mr. Fenton held various other positions with Apex and PF&T, including general manager for terminal operations, asphalt marketing and marketing of refined petroleum products. Prior to working at Apex, Mr. Fenton was a senior operations analyst for Citigroup.

G. Louis Graziadio III was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Graziadio has served for over five years as the president and chief executive officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely held California company involved in a wide range of investments and business ventures. Mr. Graziadio is also chairman of the board and chief executive officer of Boss Holdings, Inc., a distributor of work and hunting gloves, rainwear, rain boots, industrial apparel, pet products, specialty merchandise, and wireless accessories for electronic and mobile devices, a position Mr. Graziadio has held for over five years. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, invest in private and public companies across a spectrum of industries. Since 1978, Mr. Graziadio has also been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio also serves as a director of Acacia Research Corporation. In the past five years, Mr. Graziadio has served on the board of directors of True Religion Apparel, Inc. until its sale in 2013 and World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

We and the board of our general partner believe that Mr. Graziadio’s experience, knowledge, skills and expertise provide valuable perspective to our board and add significant value.

Paul M. Manheim was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Manheim is currently a consultant to and has been a director of HAL Real Estate Investments Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets, a position Mr. Manheim has held for over five years. Mr. Manheim was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005. Hal Real Estate Investments Inc. is a subsidiary of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., in 1982 and filled various positions in the financial and corporate development areas. Since June 2005, Mr. Manheim has been the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. He also serves on the board of directors and audit committee at FutureFuel Corp., a manufacturer of biofuels and chemical products, since 2011. Mr. Manheim previously served as a director of our parent and was chairman of our parent’s audit committee. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a chartered accountant in 1976. In the past five years, Mr. Manheim served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

We and the board of the general partner believe that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Investments Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board. Finally, Mr. Manheim’s experience as the chairman of the audit committee of our general partner and his experience as a chartered accountant add significant value to our board.

Alain Louvel was appointed to serve as a member of the board of directors of our general partner in August 2013. After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas and for the next 33 years held numerous positions with Bank Paribas in France, Canada and the United States. From 1985 on, for a period of 10 years, he was responsible for the bank's energy, commodity and derivative activities, first in New York covering the Americas until 1991, and then in the Paris head office as global head. In 1996, Mr. Louvel returned to New York as the bank's head of territory for the Americas, and completed his banking career as head of risk Management Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Bank Paribas and BNP following the merger that formed BNP Paribas, until his retirement from the bank in 2007. Mr. Louvel currently serves as a director and/or member of the audit committee of Great West Life Insurance and Annuity Insurance Company, Putnam Investments LLC, Mountain Asset Management LLC and our parent. He is also a trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel previously served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

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

Donald C. Bedell was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice and therapy facilities throughout Missouri and other states. Mr. Bedell is also a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. Mr. Bedell is a past chairman and member of the Missouri Department of Conservation and a member of the Missouri Health Care Association. He is also a director of our parent. In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent. Mr. Bedell has been a member of the board of FutureFuel Corp. since March 17, 2008.

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

Conflicts Committee

Messrs. Little and Louvel serve on the Conflicts Committee. Mr. Little is the current Chairman of the Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors believes may involve conflicts of interest (including certain transactions with affiliates). The Conflicts Committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2014 without qualification.

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

Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2014, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis except for Mr. Graziadio, who failed to file two reports relating to eight transactions, but did report such transactions in his year-end report on Form 5, which was not timely filed.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner. Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The officers of our general partner, which we refer to as our officers, are employed by affiliates of our parent, and manage the day-to-day affairs of our business. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the provisions of our partnership agreement, we reimburse our general partner for its costs of providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner.

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

Long-Term Incentive Plan

Prior to our IPO, the board of directors of our general partner adopted and our parent, as sole unitholder, approved the World Point Terminals, LP 2013 Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. Our general partner may issue our executive officers and other service providers long-term equity based awards under the plan, which awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders. We are responsible for the cost of awards granted under our LTIP and all determinations with respect to awards to be made under our LTIP are made by the board of directors of our general.

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation discussion and analysis disclosure contained in this Report as required by Item 402(b) of Regulation S-K. Based on those reviews and discussions, the board of directors has recommended that the following compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

Donald C. Bedell

G. Louis Graziadio, III

Edwin A. Levy

Paul F. Little

Alain Louvel

Paul M. Manheim

Paul A. Novelly

Steven G. Twele

2014 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2014 (and the prior fiscal year) for our general partner’s principal executive officer (Mr. Novelly), principal operating officer (Mr. Fenton) and principal financial officer (Mr. Twele). Messrs. Novelly, Fenton and Twele are referred to collectively herein as our “named executive officers” or “NEOs”. As indicated above, we do not pay any separate amounts of compensation directly to our executive officers for their services to us, except for awards granted under our LTIP.

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and principal position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul A. Novelly (1)	2014	—	—	5,800,000	—	—	5,800,000
Chief Executive Officer	2013	—	—	—	—	—	—
Kenneth E. Fenton	2014	—	—	—	—	—	—
President and Chief Operating Officer	2013	—	—	—	—	—	—
Steven G. Twele	2014	—	—	—	—	—	—
Chief Financial Officer	2013	—	—	—	—	—	—

(1) Represents 250,000 restricted units granted under the LTIP. The dollar amount reflects the aggregate grant-date fair value of the restricted common units. The grant-date fair value is equal to $23.20, the closing price of our unrestricted common units on April 23, 2014.

Outstanding Equity Awards at December 31, 2014

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2014.

	Option Awards				Unit Awards
Name	Number of securities Underlying Unexercised Options Exercisable	Number of securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Paul A. Novelly	—	—	n/a	n/a	250,000	5,030,000
Kenneth E. Fenton	—	—	n/a	n/a	—	—
Steven G. Twele	—	—	n/a	n/a	—	—

(1) Awards granted during 2014 vest one-third on each of the first three anniversary dates of the grant (with vesting to be accelerated upon a change of control).

(2) Amounts are based on the closing price of the units on December 31, 2014.

Director Compensation

Our general partner was formed in April 2013, and therefore did not have any, and paid no compensation to, members of its board of directors prior to our IPO. The officers of our general partner or the employees of our sponsors who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our sponsors receive annual cash compensation as “non-employee directors,” of approximately $20,000. In addition, the chair of each standing committee of our general partner’s board of directors receives an additional annual cash retainer in the amount of $10,000. Further, each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and are reimbursed for all expenses incurred in attending to his or her duties as a director.

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2014.

Director Compensation Table for 2014

Name	Fees earned or paid in cash ($)	Unit awards ($)(2)	All other compensation ($)	Total ($)

Paul A. Novelly (1)	—	—	—	—
Steven G. Twele (1)	—	—	—	—
Donald C. Bedell	18,157	—	—	18,157
G. Louis Graziadio, III	18,157	—	—	18,157
Edwin A. Levy	19,157	—	—	19,157
Paul F. Little	38,157	—	—	38,157
Alain Louvel	27,657	—	—	27,657
Paul M. Manheim	37,657	—	—	37,657

________________

(1)	Because Messrs. Novelly and Twele are employees of an affiliate of our general partner, they do not receive compensation for service as a director of our general partner.

(2)	As of December 31, 2014, each Messrs. Bedell, Graziadio, Levy and Manheim held 6,667 unvested restricted units and Messrs. Little and Louvel held 10,000 unvested restricted units, previously granted to them under the LTIP.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Messrs. Novelly and Twele are directors and executive officers of our general partner. Messrs. Novelly, Graziadio, Levy and Bedell are directors of our parent. Messrs. Novelly, Manheim, Levy and Bedell are directors of Future Fuel Corp., the parent of a customer at one of our terminals.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information, as of February 28, 2015, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after February 28, 2015. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o World Point Terminals, LP, 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned

World Point Terminals, Inc.(2) (3)	6,423,007	35.0%	16,485,507	100.0%	65.7%
ClearBridge Investments, LLC (4) 620 8th Avenue, Suite 400 New York, NY 10018	2,423,030	13.2%	—	—	7.0%
Apex Holding Co. (13)	1,550,000	8.4%			4.4%
Paul A. Novelly (3) (5) (14)	2,405,000	13.1%	—	—	6.9%
Steven G. Twele (6) (7)	3,523	*	—	—	*
Kenneth E. Fenton (6) (8)	12,000	*	—	—	*
Donald C. Bedell (6) (12)	15,600	*	—	—	*
G. Louis Graziadio, III (6) (10) (12)	60,500	*	—	—	*
Edwin A. Levy (6) (11) (12)	18,562	*	—	—	*
Paul F. Little (9)	24,000	*	—	—	*
Alain Louvel (9)	12,100	*	—	—	*
Paul M. Manheim (12)	26,000	*	—	—	*
All executive officers and directors as a group (9 persons)	1,027,278	17.3%	—	—	9.1%

________________________

*	Less than 1.0%.

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.

(2)	The subordinated units beneficially owned by World Point Terminals, Inc. (“Parent”) are held directly by CPT 2010, LLC, a wholly owned subsidiary of Parent. Excludes the 0.0% general partner interest and related IDRs held by our general partner, which are not considered “units” for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a “unitholder.” The address for the Parent is 8235 Forsyth Blvd., Suite 400, Clayton, MO, 63105.

(3)	The Novelly Dynasty Trust and the Novelly Family Trust are trusts established by our chairman and chief executive officer, Paul A. Novelly for the benefit of his children and family members (collectively, the “Trusts”). Mr. Novelly is neither a trustee nor a beneficiary of the Trusts, which are irrevocable. The Trusts collectively own a controlling interest in Parent and as such, may be deemed to indirectly own the securities held by Parent. Paul A. Novelly II, Steven G. Twele and Karon M. Burns (collectively, the “Trustees”) serve as trustees of each of the Trusts and have shared investment and voting control over the securities held thereby, but may exercise such control only with the support of a majority of the trustees of each Trust. The Trustees and Mr. Novelly disclaim beneficial ownership of the securities of the Partnership held by the Parent and/or the Trusts.
(4)	Based upon the Schedule 13G filed on February 17, 2015 with the SEC with respect to our common units held as of December 31, 2014, ClearBridge Investments, LLC has sole voting and dispositive power as to 2,423,030 common units.

(5)	Includes 605,000 common units owned by Global. Mr. Novelly is president and chief executive of both Global and our general partner. Does not include common units or subordinated units beneficially owned by our Parent, as to which Mr. Novelly is chairman and chief executive officer. Also includes 250,000 restricted common units issued from the LTIP and owned by the Novelly Dynasty Trust, of which one-third will vest on each of April 23, 2015, 2016 and 2017.
(6)	Messrs. Twele, Fenton, Bedell, Levy and Graziadio own minority interests in our Parent. Each of them disclaims beneficial ownership of securities of the Partnership held by our Parent.
(7)	Mr. Twele is the vice president and chief financial officer of our general partner, vice president of the general partner of Global and a trustee of the Trusts. Mr. Twele disclaims beneficial ownership of the securities of the Partnership held by our Parent, Global and the Trusts. Mr. Twele owns the units jointly with his spouse.
(8)	Mr. Fenton is the chief operating officer of our general partner. 4,000 of the units owned are held by the Fenton Qualified Spousal Trust U/I July 18, 2012.
(9)	Includes 10,000 restricted common units granted from the LTIP which will vest on September 24, 2016.
(10)

Includes 700 units held by M. Graziadio’s spouse; 5,600 units held by Mr. Graziadio’s minor children; 5,000 units held by the Graziadio Dynasty Trust II f/b/o G. Louis Graziadio III, a trust established by Mr. Graziadio as to which he is both a trustee and a beneficiary; 28,000 units held by the Graziadio Family Trust, u/d/t 10/13/75 ("GFT"), an irrevocable trust established by Mr. Graziadio for the benefit of his children. Mr. Graziadio is neither a trustee nor a beneficiary of GFT and disclaims beneficial ownership of the shares owned by GFT; 2,000 units held by Ginarra Partners, L.L.C., a California limited liability company ("Partners"), which is majority owned by GFT. The remaining equity interest in Partners is owned by Gina-Carra Partnership ("Gina-Carra"), a limited partnership of which Mr. Graziadio is the Trustee of each of the general partners, which are trusts for the benefit of Mr. Graziadio's children. Mr. Graziadio disclaims beneficial ownership of the shares owned by Partners, except to the extent of any pecuniary interest therein; and 5,000 units held by Gina-Carra Partnership, consisting of trusts for the benefit of Mr. Graziadio's children.

(11)	Includes 4,281 units held by the Edwin Levy Irrevocable Trust (the "E.L. Trust"), as to which the Reporting Person serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the E.L. Trust, except to the extent of his pecuniary interest therein; and 4,281 units held by the Carolyn Levy Irrevocable Trust (the "C.L. Trust"), as to which the Reporting Person's spouse serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the C.L. Trust, except to the extent of his pecuniary interest therein.
(12)	Includes 10,000 restricted common units granted from the LTIP of which one-third will vest on each of September 24, 2014, 2015 and 2016.
(13)

The common units beneficially owned by Apex Holding Co. are held directly by Apex, a wholly owned subsidiary of Apex Holding Co.  The address for Apex Holding Co. and Apex is 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.

(14)

Includes 1,550,000 common units held directly by Apex, of which Apex Holding Co. is the sole shareholder.  Mr. Novelly is the sole director of Apex Holding Co. and thus may be deemed to indirectly beneficially own the common units indirectly held by Apex Holding Co.  Mr. Novelly disclaims beneficial ownership of the units held indirectly by Apex Holding Co., except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see Item 11. Executive Compensation “Compensation Discussion and Analysis — Long-Term Incentive Plan.”

Plan Category	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights	(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by unitholders:
N/A	—	—	—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (1)	—	—	2,660,000
Total for equity compensation plans	—	—	2,660,000

____________________

(1)	The World Point Terminals, LP 2013 Long-Term Incentive Plan was adopted by our general partner in August 2013 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,000,000 common units to satisfy awards under the plan. As of December 31, 2014, 340,000 restricted units had been granted under the long-term incentive plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

As of February 28, 2015, our parent owns, directly or indirectly, 6,423,007 common units and 16,485,507 subordinated units representing an aggregate of approximately 65.7% limited partner interest in us, and owns and controls our general partner. Our parent also appoints all of the directors of our general partner, which maintains a 0.0% general partner interest in us and indirectly owns 20% of our IDRs. Apex owns approximately 8.4% of our common units and 20% of our IDRs. Our Controlling Shareholders own an additional 4.7% of our common units and 60% of our IDRs.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units (as of February 28, 2015) for four quarters, our parent and its affiliates would receive an annual distribution of approximately $30.6 million on their common units and subordinated units.

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

Agreements with Affiliates in connection with our IPO

We and other parties entered into the various agreements in connection with our IPO, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of our IPO. These agreements were not the result of arm’s-length negotiations.

Omnibus Agreement

We entered into an omnibus agreement with Apex, our parent, CPT 2010, our general partner and Center Point. The following discussion describes certain provisions of the omnibus agreement.

Right of First Offer. Pursuant to the omnibus agreement, Apex granted us a right of first offer to purchase its terminaling assets and any terminaling assets that Apex may purchase or construct in the future should Apex desire to sell them (other than a sale of such assets to an affiliate of Apex that agrees to be bound by the right of first offer).

Indemnification. Under the omnibus agreement, our parent and CPT 2010 indemnify us for all liabilities arising out of any violation of environmental laws and any environmental condition or event associated with the operation of our assets and occurring before the closing of our IPO. Indemnification for such environmental liabilities will be limited to those identified prior to the fifth anniversary of the closing of our IPO. Liabilities resulting from a change in law after the closing of our IPO are excluded from the environmental indemnity. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by our parent and CPT 2010 for environmental and toxic tort liabilities. No such claim may be made unless the aggregate dollar amount of all claims exceeds $500,000, in which case our parent and CPT 2010 are liable for claims only to the extent such aggregate amount exceeds $500,000.

Our parent and CPT 2010 also indemnify us for liabilities related to:

•	consummation of the transactions contemplated by the contribution agreement;

•	certain defects in title to the assets contributed to us and any failure to obtain, prior to the time they were contributed to us (or as soon as reasonably practicable thereafter), certain consents, licenses, permits and approvals necessary to own or operate the assets contributed to us;

•	events and conditions associated with assets retained by our parent and CPT 2010; and

•	certain tax liabilities attributable to the ownership or operation of the assets contributed to us prior to the time they were contributed.

We are also required to indemnify our parent and CPT 2010 for events and conditions associated with the operation of our assets that occur after the closing of our IPO and for environmental liabilities related to our assets to the extent our parent and CPT 2010 are not required to indemnify us as described above.

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

Contribution Agreement

In connection with the closing of our IPO, we entered into a contribution agreement with our parent and certain of its subsidiaries that effected the transactions that occurred in connection with our IPO, including the transfer of the terminal assets, and the use of the net proceeds of our IPO.

Terminaling Services Agreements with Apex

We entered into a terminaling services agreement with Apex under which Apex has agreed to store light refined products at seven of our terminals. We and Apex have agreed to assign a minimum stipulated volume to each terminal (the sum of which initially equaled approximately 4.2 million barrels for our seven terminals), and we are obligated to make available to Apex sufficient storage capacity at each terminal to allow Apex to store such stipulated volumes of light refined products. Apex pays base storage services, whether or not Apex uses the storage. Apex also pays us excess storage fees for each barrel that exceeds stipulated volumes. We also charge Apex separate services fees for providing ancillary and additive services such as ethanol blending and additive injection. The terminalling storage agreements have been revised by subsequent amendments. As of January 1, 2015, taking into account the acquisition of the Greensboro terminal, the minimum stipulated volume committed to Apex was approximately 5.1 million barrels.

We also entered into a second terminaling services agreement with Enjet, LLC, or Enjet, a subsidiary of Apex, under which Enjet has agreed to store residual oils at two of our terminals. We and Enjet have agreed to a minimum storage commitment stipulated at each of these two terminals, equal to approximately 1.1 million barrels of available storage capacity in the aggregate, and we are obligated to make available to Enjet sufficient storage capacity at each terminal to allow Enjet to store the stipulated volumes of residual oil. Enjet pays base storage services fees for each barrel stored at our terminals. Enjet also pays us excess storage fees for each barrel that exceeds the stipulated volumes. We also charge Enjet separate fees for providing ancillary and additive services.

The rates we will charge Apex under the agreements are consistent with pricing prior to the execution of the new contracts August 14, 2013. The storage services fees we charge Apex under these agreements are subject to adjustment on January 1 of each year, beginning January 1, 2015, by an amount equal to 80% of the consumer price index, provided that (i) such adjustments may not increase the storage services fees by more than 3% per year or (ii) decrease the storage services fees. Additive and ancillary services fees under the agreement are also subject to annual adjustments, beginning January 1, 2015, by an amount equal to our actual increased costs for providing additives or such ancillary services.

Apex pays (or reimburses us for) all taxes (other than income taxes, franchise taxes and real estate taxes) and regulatory and third party fees that we incur on Apex’s behalf for the services we provide to Apex under these agreements. In addition, Apex reimburses us for the actual cost of any capital expenditures and any cleaning, degassing or other preparation we make at Apex’s request. Furthermore, if new laws or regulations that affect the services we provide to Apex under these agreements are enacted or promulgated that require us to make improvements to the terminals or changes to the terminals’ operations, Apex will be required to pay its pro rata share of such compliance expenses.

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

The initial term of these agreements with respect to each terminal is between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice. Upon the termination of these agreements, Apex will have a limited right of first refusal to enter into a new agreement with us.

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

Apex Dropdown Contribution

On December 16, 2014, the Partnership entered into a contribution agreement (the “Contribution Agreement”) with Petroleum Fuel & Terminal Company (“PF&T”), a wholly owned subsidiary of Apex. Pursuant to the terms of the Contribution Agreement, the Partnership agreed to acquire from PF&T a terminal in Greensboro, NC with a total shell capacity of 684,000 barrels in exchange for common units (the “Drop-Down Transaction”). January 1, 2015, the Partnership issued 1,550,000 common units to Apex as consideration for the Drop-Down Transaction. Based on the closing price of the units on December 31, 2014, the consideration for the Drop-down Transaction was valued at $31,186,000. The issuance of common units was structured as a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the Drop-Down Transaction the Apex terminaling services agreement was amended to reflect Apex’s commitment of 664,000 barrels of tankage at the Greensboro terminal through December 31, 2017.

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

Total charges for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Storage and other service fees	$33,488	$28,634	$21,518

Fees Paid to Affiliates

The following table summarizes direct and indirect costs associated with management and marketing services provided by affiliates, including compensation of its employees and payment for supplies and equipment (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Operating costs	$3,015	$4,449	$5,790
Reimbursement for management and marketing services	1,958	2,194	1,338
Reimbursement for supplies and equipment	156	-	-
	$5,129	$6,643	$7,128

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

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors of our general partner adopted a related party transactions policy in connection with the closing of our IPO that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.

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

Item 14.     Principal Accounting Fees and Services

We have engaged Deloitte & Touche, LLP, as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, Deloitte & Touche, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013

Audit Fees (1)	$392	$782
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$392	$782

_________________

(1)	Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. During the year ended December 31, 2013, fees associated with our IPO totaled $0.6 million. This information is presented as of the latest practicable date for this Report.
(2)	Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.
(3)	Tax fees represent fees for professional services rendered in connection with tax compliance.
(4)	All other fees represent fees for services not classifiable under the other categories listed in the table above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. Deloitte & Touche, LLP’s engagement to conduct our 2014 and 2013 audits and quarterly reviews post-IPO were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report.

1.        Financial Statements: see Item 8 Financial Statements and Supplementary Data “Index to Consolidated Financial Statements” set forth on page 70.

2.        Financial Statement Schedule: financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

3.        Exhibits: see “Exhibit Index” below.

Exhibit Index

Exhibit number	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1	Contribution, Conveyance and Assumption Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.2	Omnibus Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, Apex Oil Company, Inc., World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.3#	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.4#	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.5	Credit Agreement, dated as of August 14, 2013, among Center Point Terminal Company, LLC, LLC, as the Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.6†	World Point Terminals, LP 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.7#	Amendment to Terminaling Services Agreement dated as of January 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2014).
10.8#	Amendment to Terminaling Services Agreement dated as of March 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2014).
10.9#	Amendment to Terminaling Services Agreement dated as of July 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on August 13, 2014).
10.10	Amendment to Terminaling Services Agreement dated as of November 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 12, 2014).

10.11*#	Amendment to Terminaling Services Agreement dated as of December 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.12*	Amendment and Correction to Terminaling Services Agreement dated December 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC.
10.13*	Contribution Agreement dated as of December 16, 2014, by and among World Point Terminals, LP, Apex Oil Company, Inc., Petroleum Fuel & Terminal Company and Center Point Terminal Company, LLC.
10.14*#	Amendment to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.15*#	Amendment and Correction to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.16*	Amendment to Terminaling Services Agreement dated March 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC.
21.1	List of Subsidiaries of World Point Terminals, LP (incorporated herein by reference to Exhibit 21.1 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on July 23, 2013).
23.1*	Consent of Deloitte & Touche, LLP.
31.1*	Certification of Paul A. Novelly pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven G. Twele pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

# Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Point Terminals, LP

(Registrant)

By: WPT GP, LLC, its general partner

By:	/s/ Steven G. Twele
Steven G. Twele, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul A. Novelly
Paul A. Novelly, Chairman and Chief Executive Officer

By:	/s/ Steven G. Twele
Steven G. Twele, Vice President, Chief Financial Officer and Director

/s/ Kenneth E. Fenton
Kenneth E. Fenton, President and Chief Operating Officerr

/s/ G. Louis Graziadio III
G. Louis Graziadio III, Director

/s/Edwin A. Levy
Edwin A. Levy, Director

/s/ Alain Louvel
Alain Louvel, Director

/s/ Paul F. Little
Paul F. Little, Director

/s/ Donald C. Bedell
Donald C. Bedell, Director

/s/ Paul M. Manheim
Paul M. Manheim, Director

Date: March 26, 2015

