Form 10-Q
period 2015-03-31
World Point Terminals, LP
filed 2015-05-13
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

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

On May 13, 2015, the Registrant had 18,375,507 common units and 16,485,507 subordinated units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Part I.

Financial Information

PART II.

Other Information

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(Dollars in thousands)

(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$15,397	$18,429
Accounts receivable, net of allowances of $5 and $8, respectively	3,279	2,250
Accounts receivable – affiliates	2,278	2,391
Short-term investments	5,738	5,527
Prepaid insurance	146	197
Prepaid insurance – affiliates	991	93
Other current assets	470	416
Total current assets	28,299	29,303

Property, plant and equipment, net	162,404	143,172
Goodwill	6,072	377
Acquired customer contracts, net	6,213	-
Investment in joint venture	8,234	8,125
Other assets	658	798
Total Assets	$211,880	$181,775

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$6,225	$6,765
Accrued liabilities	1,054	1,088
Due to affiliate companies	1,318	1,411
Deferred revenue – short-term	254	-
Deferred revenue – short-term – affiliates	402	656
Income taxes payable	110	109
Total current liabilities	9,363	10,029

Other noncurrent liabilities	631	622
Deferred revenue – long-term – affiliates	1,006	1,106
Total liabilities	11,000	11,757

Commitments and contingencies (Notes 9 and 17)	-	-

Partners’ Equity
Common units (18,375,507 units issued and outstanding at March 31, 2015 and 16,825,507 units issued and outstanding at December 31, 2014)	141,556	110,241
Subordinated units (16,485,507 units issued and outstanding at March 31, 2015 and December 31, 2014)	59,324	59,777
General partner interest (0% interest)	-	-
Total partners’ equity	200,880	170,018
Total Liabilities and Partners’ Equity	$211,880	$181,775

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and March 31, 2014

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES
Third parties	$15,274	$14,413
Affiliates	9,869	8,319
	25,143	22,732

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	7,326	7,192
Operating expenses reimbursed to affiliates	733	671
Selling, general and administrative expenses	1,037	649
Selling, general and administrative expenses reimbursed to affiliates	450	454
Depreciation and amortization	6,173	4,831
Income from joint venture	(109)	(129)
Total operating costs, expenses and other	15,610	13,668

INCOME FROM OPERATIONS	9,533	9,064

OTHER INCOME/(EXPENSE)
Interest expense	(205)	(213)
Interest and dividend income	85	9
Gain (loss) on investments and other-net	94	29
Income before income taxes	9,507	8,889
Provision for income taxes	8	20
NET INCOME	$9,499	$8,869

BASIC AND DILUTED EARNINGS PER UNIT
Common	$0.27	$0.27
Subordinated	$0.27	$0.27
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	16,575,507
Subordinated	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities
Net income	$9,499	$8,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,173	4,831
Amortization of deferred financing costs	46	54
Gain on marketable securities	(82)	(28)
Equity based compensation	635	152
Income from joint venture	(109)	(129)
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(599)
Prepaid insurance	(847)	477
Other current assets and other assets	40	-
Accounts payable	(1,352)	(515)
Accrued liabilities	(34)	459
Deferred revenue	(100)	(101)
Income taxes payable	1	20
Due to affiliated companies	20	956
Other noncurrent liabilities	9	8
Net cash provided by operating activities	12,870	14,454
Cash flows from investing activities
Purchase of short-term investments	(129)	(2,325)
Capital expenditures	(5,315)	(3,215)
Net cash used in investing activities	(5,444)	(5,540)
Cash flows from financing activities
Distributions to unitholders / shareholder	(10,458)	(9,918)
Net cash used in financing activities	(10,458)	(9,918)
Net change in cash and cash equivalents	(3,032)	(1,004)
Cash and cash equivalents at beginning of year	18,429	31,207
Cash and cash equivalents at end of period	$15,397	$30,203

Cash paid for interest	$150	$304
Cash paid for income taxes	$8	$-
Noncash investing transactions – property and equipment additions included in accounts payable	$1,112	$431
Noncash financing and investing transactions – issuance of units for acquisition of terminal assets	$31,186	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Partners’ Equity

For the Three Months Ended March 31, 2015

(Dollars in thousands)

(Unaudited)

	Partnership
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non-economic interest)
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-
Equity based compensation expense	1,933	-	-
Net income	16,375	16,143	-
Distributions	(15,143)	(14,838)	-
Contribution to partners’ equity	461	1,183
BALANCE – December 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	635	-	-
Net income	5,007	4,492	-
Distributions	(5,513)	(4,945)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – March 31, 2015	$141,556	$59,324	$-

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

1)	BUSINESS AND BASIS OF PRESENTATION

Organization

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). The Partnership through its wholly owned subsidiary Center Point Terminal Company, LLC (“Center Point”) owns, operates, develops and acquires liquid bulk storage terminals and related assets primarily for the storage of petroleum based products, including light refined products, heavy refined products and crude oil. We operate fee-based facilities located along the East Coast, Gulf Coast and Midwest regions of the United States.

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2014 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership’s financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three months ended March 31, 2015 and 2014. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

2)	EARNINGS PER UNIT AND CASH DISTRIBUTIONS

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to Incentive Distribution Rights (“IDRs”) by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations, including incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. The weighted-average number of units outstanding was as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Common Units	18,375,507	16,575,507
Subordinated Units	16,485,507	16,485,507

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

In addition to the common and subordinated units, we have also identified the IDRs as participating securities and use the two-class method when calculating the earnings per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Basic and diluted earnings per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.

The calculation of earnings per unit is as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Common	Subordinated	Total	Common	Subordinated	Total
Net income	$5,007	$4,492	$9,499	$4,447	$4,422	$8,869
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income	$5,007	$4,492	$9,499	$4,447	$4,422	$8,869
Weighted average limited partner units outstanding:
Common units – Public[1]	11,952,500			10,152,500
Common units – Parent	6,423,007			6,423,007
Subordinated units – Parent		16,485,507			16,485,507
Earnings per unit	$0.27	$0.27		$0.27	$0.27

[1]	At March 31, 2015, Apex Oil Company, Inc. (“Apex”) owns 1,550,000 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);
•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and
•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000
October 1, 2014 through December 31, 2014	January 15, 2015	$10,458	$0.3000
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

The Partnership’s financial assets and liabilities consist primarily of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued liabilities.

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

Credit Risk — Credit risk arises from cash held with banks, credit exposure to customers (including outstanding accounts receivable), and counterparty risk associated with certain of the Partnership’s short-term investments.

Cash and cash equivalents consist of bank balances. Credit risk associated with cash is minimized by ensuring that these financial assets are held at high quality financial institutions.

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay significant portions of their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer which comprised approximately 39% and 37% of the Partnership’s first three months 2015 and 2014 revenues, respectively, and another which comprised approximately 10% of the Partnership’s first three months 2015 and 2014 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership follows Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for the consolidated financial statements. The topic requires the use of a fair value hierarchy in order to classify the fair value disclosures related to the Partnership’s financial assets and financial liabilities that are recognized in the balance sheets at fair value.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,397	$-	$-	$15,397

Short-term investments
Preferred stocks	4,885	-	-	4,885
Trust preferred stocks	335	-	-	335
Exchange traded debt securities	518	-	-	518
Total short-term investments	5,738	-	-	5,738
Total assets at fair value	$21,135	$-	$-	$21,135

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,429	$-	$-	$18,429

Short-term investments
Preferred stocks	4,822	-	-	4,822
Exchange traded debt securities	375	-	-	375
Trust preferred stocks	330	-	-	330
Total short-term investments	5,527			5,527
Total assets at fair value	$23,956	$-	$-	$23,956

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

Allowance for doubtful receivable at January 1	$8	$95
Subtractions included in income	(3)	(87)
	$5	$8

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

March 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,200	$-	$32,200
Tanks and appenditures	217,489	119,592	97,897
Docks and jetties	17,826	5,368	12,458
Machinery and equipment	9,890	5,863	4,027
Buildings	2,423	806	1,617
Other	9,995	3,332	6,663
Assets under construction	7,542	-	7,542
	$297,365	$134,961	$162,404

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	200,516	114,860	85,656
Docks and jetties	17,767	4,947	12,820
Machinery and equipment	9,779	5,427	4,352
Buildings	2,312	777	1,535
Other	8,756	3,103	5,653
Assets under construction	2,970	-	2,970
	$272,286	$129,114	$143,172

7)	TERMINAL ACQUISITIONS

On January 1, 2015, the Partnership acquired a terminal facility in Greensboro, North Carolina which has a total shell capacity of 684,000 barrels for the storage of gasoline, distillate, ethanol and jet fuel. The terminal is served by truck and connection to the Colonial Pipeline. The Partnership entered into a contribution agreement with a subsidiary of Apex Oil Company, Inc. (“Apex”) whereby the Partnership issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of the Partnership’s common units on December 31, 2014, the value of the units issued represented approximately $31,186 in total consideration. The acquisition of the Greensboro terminal qualifies as a business under the Business Combinations topic of the ASC. The allocation of the contribution consideration to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred, other than $48 in closing costs which were recorded as property, plant and equipment.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The Partnership has made a preliminary allocation, which may be subject to revision, of the contribution consideration to the assets acquired as follows:

Contribution consideration
Property, plant and equipment	$18,951
Goodwill	5,695
Acquired customer contracts	6,540
Total consideration	31,186
Closing costs	48
Total terminal cost	$31,234

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

The Blakeley Island terminal has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is served by ship, barge and truck access. The total fair value of the Blakeley Island terminal was $7,191 and was allocated to property, plant and equipment.

The Partnership’s allocation of the purchase price for the Chickasaw and Blakeley Island terminals was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. There were no other identifiable assets or liabilities for these acquisitions.

Pro forma information related to these acquisitions is not presented because the impact of the acquisitions on the Partnership's consolidated results of operations is not significant.

8)	ACQUIRED CUSTOMER CONTRACTS

In connection with the acquisition of the terminal facility in Greensboro, North Carolina, the Partnership has made a preliminary allocation of $6,540 of the consideration to acquired customer contracts, however, that allocation may be subject to revision. The cost will be amortized over a period of five years.

Acquired customer contracts consisted of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Cost	$6,540	$-
Less accumulated amortization	(327)	-
	$6,213	$-

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $273 and $272 for the three months ended March 31, 2015 and 2014, respectively. These leases expire from March 31, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2015 and for the years ending December 31 thereafter are as follows:

2015	$409
2016	511
2017	496
2018	496
2019	406
Thereafter	27
$2,345

10)	DEBT

On August 14, 2013, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20,000 for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20,000 at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100,000. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility.

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of March 31, 2015 and December 31, 2014. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. Center Point incurred commitment fees of $150 for each of the three months ended March 31, 2015 and 2014, which have been recorded as interest expense. As of March 31, 2015 and December 31, 2014, Center Point had future estimated minimum loan commitment fees of $2,052 and $2,202, respectively.

Interest expense on the Credit Facility, including amortization of prepaid loan fees, was $196 and $204 for the three months ended March 31, 2015 and 2014, respectively.

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $631 and $622 at March 31, 2015 and December 31, 2014, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

12)	SEGMENT REPORTING

The Partnership derives revenues from operating its seventeen liquid bulk storage and terminal facilities. The seventeen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

13)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $57 and $32 for the three months ended March 31, 2015 and 2014, respectively.

14)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended March 31,
	2015	2014
Current	$8	$20
Deferred	-	-
Total	$8	$20

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2011. As of March 31, 2015 and December 31, 2014, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

15)	RELATED PARTY TRANSACTIONS AND BALANCES

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, including compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

	For the Three Months Ended March 31,
	2015	2014
Operating costs	$733	$671
Reimbursement for management and marketing services	450	454
	$1,183	$1,125

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The Partnership earned storage revenue from affiliated companies for the periods indicated of:

	For the Three Months Ended March 31,
	2015	2014
Affiliate revenues	$9,869	$8,319

The Partnerships assets and liabilities included the following related party balances:

	March 31, 2015	December 31, 2014
Accounts receivable - affiliates	$2,278	$2,391
Prepaid insurance – affiliates	991	93
Due to affiliates	1,318	1,411
Deferred revenue – short-term – affiliates	402	656
Deferred revenue – long-term – affiliates	1,006	1,106

16)	DEFERRED REVENUE

During 2013, the Partnership entered into an arrangement with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangement establishes the pricing and requires Apex to prepay for a portion of the future services. The Partnership has recorded the prepayments as deferred revenue.

The following table summarizes the Partnership’s deferred revenue activity:

	March 31, 2015	December 31, 2014
Balance at January 1	$1,762	$1,911
Additions		254
Amortization	(100)	(403)
Balance at period end	$1,662	$1,762

Deferred revenue – short-term	$254	$-
Deferred Revenue – short-term –affiliates	$402	656
Deferred revenue – long-term – affiliates	$1,006	$1,106

17)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material impact on the results of operations, cash flows or financial condition of the Partnership. As a result, the Partnership has not accrued for any loss contingencies in 2015 and 2014.

18)	EQUITY-BASED COMPENSATION

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of March 31, 2015, we have granted awards totaling 340,000 restricted units that vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the common units.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The following table summarizes awards granted pursuant to the LTIP through March 31, 2015. There were no forfeitures through March 31, 2015.

	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	90,000	16,665	$20.21
April 23, 2014[2]	250,000	-	$23.20

[1]	Units awarded to directors of General Partner and Parent
[2]	Units awarded to the chairman of General Partner

For the three months ended March 31, 2015 and 2014, we recorded non-cash compensation expense relating to equity-based compensation of $635 and $152, respectively.  As of December 31, 2014, the Partnership had unrecognized compensation expense of $5,523.

19)	SUBSEQUENT EVENTS

On April 21, 2015 the Board of Directors declared a cash distribution of $0.30 per unit for the period from January 1, 2015 through March 31, 2015. The distribution is payable on May 15, 2015 to unitholders of record on May 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements, including the notes thereto, set forth herein. The following information and such unaudited consolidated financial statements should also be read in conjunction with our 2014 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Without limiting the generality of the foregoing, these statements are based on certain assumptions made by the Partnership based on management’s experience, expectations and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the volumes of light refined products, heavy refined products and crude oil we handle;
•	the terminaling and storage fees with respect to volumes that we handle;
•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;
•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;
•	prevailing economic and market conditions;
•	difficulties in collecting our receivables because of credit or financial problems of customers;
•	fluctuations in the prices for crude oil and refined petroleum products;
•	liabilities associated with the risks and operational hazards inherent in gathering, storing, handling and transporting crude oil and refined petroleum products;
•	curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack;
•	costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity;
•	costs associated with compliance with evolving environmental laws and regulations on climate change; and
•	other factors discussed below and elsewhere in “Risk Factors” in our 2014 Form 10-K.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part 1, Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of March 31, 2015, had a combined available storage capacity of 15.3 million barrels. During 2014, we acquired two terminals in Mobile, Alabama (1.8 million barrels), increasing our storage capacity by 14%. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina (0.7 million barrels), increasing our storage capacity an additional 5%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

On January 1, 2015, we acquired a terminal in Greensboro, North Carolina with a storage capacity of 684,000 barrels for the storage of gasoline, distillate, biodiesel and jet fuel. The terminal is served by truck and the Colonial Pipeline. We entered into a contribution agreement with a subsidiary of Apex whereby we issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of our common units on December 31, 2014, the value of the units issued represented approximately $31.2 million in total consideration.

In June 2014, we entered the Mobile, Alabama market and acquired two terminals that increased our total capacity by over 1.8 million barrels. The Chickasaw terminal was purchased for $6.5 million and has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil and residual fuels. The terminal is served by ship, barge, truck and rail. Approximately 270,000 barrels are currently under contract. The Blakeley Island terminal was purchased for $7.2 million and has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is currently served by ship, barge and truck access. Approximately 161,000 barrels are currently under a term contract and an additional 202,000 is utilized on a spot basis. We continue to make improvements to both terminals which we believe will help attract new customers.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the three months ended March 31, 2015 and 2014, we generated approximately 83%, and 81%, respectively, of our revenue from storage services fees. Of our revenue for the three months ended March 31, 2015 and 2014, 82% and 79%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of March 31, 2015, approximately 81% of our total available storage capacity was under contract. In addition to the unutilized tankage at the Chickasaw and Blakeley Island terminals discussed above, as of March 31, 2015 we have approximately 580,000 barrels of unutilized tankage at our Galveston terminal. During the five years ended December 31, 2014 more than 93% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers, including Apex Oil Company, Inc. (“Apex”), which represent approximately 80% of our revenue for the three months ended March 31, 2015, have used our services for an average of more than eight years.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. Some additional tankage has been made available for service and additional tankage is expected to be made available for service later in 2015.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue during 2014. Beginning in January 2015, a portion of the tankage is under contract and additional tankage is expected to be available for service later in 2015.

•	We acquired the Greensboro terminal January 1, 2015, and therefore we received no revenue from that facility during 2014.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs not directly attributable to the operations of our facilities and include costs such as professional services, compensation of non-operating personnel and expenses of the overall administration of the Partnership. We incur additional personnel and related costs and incremental external general and administrative expenses as a result of being a publicly traded partnership, consisting of costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, registered independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation.

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)

REVENUES
Third parties	$15,274	$14,413
Affiliates	9,869	8,319
	25,143	22,732

Operating costs, expenses and other
Operating expenses	7,326	7,192
Operating expenses reimbursed to affiliates	733	671
Selling, general and administrative expenses	1,037	649
Selling, general and administrative expenses reimbursed to affiliates	450	454
Depreciation and amortization	6,173	4,831
Income from joint venture	(109)	(129)
Total operating costs, expenses and other	15,610	13,668

INCOME FROM OPERATIONS	9,533	9,064

OTHER INCOME (EXPENSE)
Interest expense	(205)	(213)
Interest and dividend income	85	9
Gain on investments and other-net	94	29
Income before income taxes	9,507	8,889
Provision for income taxes	8	20
NET INCOME	$9,499	$8,869

Operating Data:
Available storage capacity, end of period (mbbls)	15,275	12,765
Average daily terminal throughput (mbbls)	192	184

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Storage services fees:
Base storage services fees	$20,525	$17,899
Excess storage services fees	309	473
Ancillary services fees	3,406	3,411
Additive services fees	903	949
Revenue	$25,143	$22,732

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating expenses:
Labor	$3,313	$2,485
Utilities	1,237	1,417
Insurance premiums	509	442
Repairs and maintenance	1,131	1,028
Property taxes	628	525
Other	1,241	1,966
Total operating expenses	$8,059	$7,863
Less operating expenses reimbursed to affiliates	(733)	(671)
Operating expenses	$7,326	$7,192

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues for the three months ended March 31, 2015 increased $2.4 million, or 11%, compared to the three months ended March 31, 2014.

Storage Services Fees. Storage services fees increased $2.4 million for the three months ended March 31, 2015 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended March 31, 2015 increased $2.6 million or 15% from the three months ended March 31, 2014, primarily as a result of the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014, and the addition of the Greensboro terminal in the first quarter of 2015.
•	Excess storage services fees. Excess storage services fees for the three months ended March 31, 2015 decreased $0.2 million compared to the three months ended March 31, 2014, primarily as a result of decreased throughput at the Newark terminal.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended March 31, 2015 decreased slightly compared to the three months ended March 31, 2014.

Operating Expenses. Operating expenses for the three months ended March 31, 2015 increased $0.2 million or 2% compared to the three months ended March 31, 2014. This increase was primarily attributable to a (i) $0.8 million increase in labor costs due to the acquisition of the Blakeley Island, Chickasaw, and Greensboro terminals and normal wage increases, (ii) $0.1 million increase in repairs and maintenance (iii) $0.1 million increase in property taxes, and (iv) $0.1 million increase in insurance offset by a $0.9 million decrease in utilities and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 increased $0.4 million, or 35%, compared to the three months ended March 31, 2014 primarily as a result of a (i) $0.5 million increase in unit-based compensation expense, (ii) $0.4 million increase in administrative expense, offset by a $0.4 million decrease in professional fees and a $0.1 million decrease in directors’ fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2015 increased $1.3 million, or 28%, compared to the three months ended March 31, 2014. This increase is primarily due to (i) normal capital expenditures and (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014 and the acquisition of the Greensboro, North Carolina terminal in January 2015.

Interest Expense. Interest expense for the three months ended March 31, 2015 decreased slightly compared to the three months ended March 31, 2014.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2015 increased slightly compared to the three months ended March 31, 2014. This increase was attributable to higher amounts of short-term investments held during the first quarter of 2015.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended March 31, 2015 increased slightly compared to the three months ended March 31, 2014. The increase was primarily attributable to a larger mark-to-market gain on investments recorded at March 31, 2015.

Income Tax Expense. Income tax expense for the three months ended March 31, 2015 decreased slightly compared with the three months ended March 31, 2014.

Net Income. Net income for the three months ended March 31, 2015 increased $0.6 million, or 7%, compared to the three months ended March 31, 2014.

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

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$9,499	$8,869
Depreciation and amortization	6,173	4,831
Depreciation and amortization – CENEX joint venture	111	21
Provision for income taxes	8	20
Interest expense and other	205	213
Interest and dividend income	(85)	(9)
Equity based compensation expense	635	152
(Gain) loss on investments and other - net	(94)	(29)
Adjusted EBITDA	$16,452	$14,068

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

Revolving Credit Facility

On August 14, 2013 we entered into a $200 million senior secured revolving credit facility. The revolving credit facility is available to fund working capital and to finance acquisitions and other capital expenditures. Our obligations under the revolving credit facility are secured by a first priority lien on substantially all of our assets. Borrowings under our revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin. LIBOR and the applicable margin are defined in our revolving credit facility. The unused portion of the revolving credit facility is subject to an annual commitment fee.

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of March 31, 2015.

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

For the three months ended March 31, 2015, our capital expenditures were $5.3 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Maintenance capital expenditures	$1,097	$1,700
Expansion capital expenditures	4,218	1,515
Total	$5,315	$3,215

Of the $4.2 million of expansion capital expenditures during the first three months of 2015, $1.0 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $3.2 million was used to construct additional tanks at our terminals, including $2.5 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals. During the quarter ended March 31, 2015 all capital expenditures were funded from operations.

We anticipate that these maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$12,870	$14,454
Net cash used in investing activities	$(5,444)	$(5,540)
Net cash used in financing activities	$(10,458)	$(9,918)

Cash Flows From Operating Activities. Net cash flows from operating activities for the three months ended March 31, 2015 decreased $1.6 million, compared to the three months ended March 31, 2014. The decrease was primarily attributable to a $1.3 million decrease in the change in prepaid insurance and a $2.7 million decrease in cash generated from working capital offset by a (i) $1.3 million increase in depreciation and amortization, (ii) $0.6 million increase in net income, and (iii) $0.5 million increase in equity compensation.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2015 decreased $0.1 million compared to the three months ended March 31, 2014. This decrease was primarily attributable to higher capital expenditures of $2.1 million offset by lower investment activity of $2.2 million.

Cash Flows From Financing Activities. Cash flows used in financing activities for the three months ended March 31, 2015 increased $0.5 million compared to the three months ended March 31, 2014. This increase was attributable to distributions to unitholders.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

March 31, 2015 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$2,052	$610	$1,217	$225	-
Operating lease obligations	2,345	543	994	808	-
Total	$4,397	$1,153	$2,211	$1,033	$-

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

Existing Base Storage Contracts

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. Our top ten customers have used our services for an average of more than eight years. Some customers have not renewed their contracts resulting in unutilized tankage. We are working to re-contract this tankage, however we may have a lower utilization percentage after March 31, 2015 and may enter into shorter term contracts as we work through this process.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2019 based on remaining contract terms at March 31, 2015 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2015	$70,437
2016	42,241
2017	28,069
2018	8,096
2019 and beyond	-

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

Economic Conditions

The condition of credit markets may adversely affect our liquidity. In the recent past, world financial markets experienced a severe reduction in the availability of credit. Although we were not substantially impacted by this situation because of the long-term nature of our customer contracts, possible negative impacts in the future could include a decrease in the availability of credit. In addition, we could experience a tightening of trade credit from our suppliers and our customers’ businesses may be affected by their access to credit.

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes our June 2014 acquisition of two terminals that marked our entry into the Mobile, Alabama market, as well as the January 2015 acquisition of the Greensboro, North Carolina terminal from Apex. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

Demand for Refined Products and Crude Oil

In the near-term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. While the recent decline in the prices of crude oil and petroleum prices may affect demand for those products and related demand for storage capacity, we believe it is too soon to draw any conclusions as to what effect there may be on our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of March 31, 2015, there have been no significant changes to our critical accounting estimates disclosed in Partnership’s 2014 Annual Report on Form 10-K.

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

At March 31, 2015, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2015, we issued 1,550,000 common units to Apex in exchange for a terminal facility in Greensboro, North Carolina. Based on the closing price of Partnership’s common units on December 31, 2014, the value of the units issued represented approximately $31.2 million in total consideration. The transaction was not registered under the Securities Act of 1933 in reliance on the exemption from registration in Section (4)(a)(2), as the transaction did not involve any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1#	Amendment to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.2#	Amendment and Correction to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.3	Amendment to Terminaling Services Agreement dated March 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

	By:	WPT GP, LLC, its General Partner

Date: May 13, 2015	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

