Form 10-Q
period 2015-06-30
World Point Terminals, LP
filed 2015-08-12
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 001-36049

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

On August 12, 2015, the Registrant had 18,375,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(Dollars in thousands)

(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$16,566	$18,429
Accounts receivable, net of allowances of $21 and $8, respectively	2,690	2,250
Accounts receivable – affiliates	4,379	2,391
Short-term investments	3,686	5,527
Prepaid insurance	64	197
Prepaid insurance — affiliates	495	93
Income tax receivable	78	-
Other current assets	595	416
Total current assets	28,553	29,303

Property, plant and equipment, net	162,362	143,172
Goodwill	6,072	377
Acquired customer contracts, net	5,886	-
Investment in joint venture	8,295	8,125
Other assets	612	798
Total Assets	$211,780	$181,775

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$5,355	$6,765
Accrued liabilities	1,456	1,088
Due to affiliate companies	1,170	1,411
Deferred revenue – short-term	254	-
Deferred revenue – short-term – affiliates	802	656
Income taxes payable	-	109
Total current liabilities	9,037	10,029

Other noncurrent liabilities	640	622
Deferred revenue – long-term – affiliates	2,472	1,106
Total liabilities	12,149	11,757

Commitments and contingencies (Notes 9 and 17)	-	-

Partners’ Equity
Common units (18,375,507 units issued and outstanding at June 30, 2015 and 16,825,507 units issued and outstanding at December 31, 2014)	141,198	110,241
Subordinated units (16,485,507 units issued and outstanding at June 30, 2015 and December 31, 2014)	58,433	59,777
General partner interest (0% interest)	-	-
Total partners’ equity	199,631	170,018
Total Liabilities and Partners’ Equity	$211,780	$181,775

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2015 and June 30, 2014

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES
Third parties	$15,183	$14,371	$30,457	$28,784
Affiliates	9,254	8,042	19,123	16,361
	24,437	22,413	49,580	45,145

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	7,324	5,302	14,650	12,494
Operating expenses reimbursed to affiliates	653	802	1,386	1,473
Selling, general and administrative expenses	923	1,869	1,960	2,518
Selling, general and administrative expenses reimbursed to affiliates	441	451	891	905
Depreciation and amortization	6,285	4,964	12,458	9,795
Income from joint venture	(61)	(132)	(170)	(261)
Total operating costs, expenses and other	15,565	13,256	31,175	26,924

INCOME FROM OPERATIONS	8,872	9,157	18,405	18,221

OTHER INCOME/(EXPENSE)
Interest expense	(206)	(217)	(411)	(430)
Interest and dividend income	92	37	177	46
Gain (loss) on investments and other-net	(162)	130	(68)	159
Income before income taxes	8,596	9,107	18,103	17,996
Provision for income taxes	22	53	30	73
NET INCOME	8,574	9,054	18,073	17,923

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.25	$0.27	$0.52	$0.54
Subordinated	$0.25	$0.27	$0.52	$0.54
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	16,764,396	18,375,507	16,669,951
Subordinated	16,485,507	16,485,507	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities
Net income	$18,073	$17,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,458	9,795
Amortization of deferred financing costs	92	108
Loss (gain) on marketable securities	98	(151)
Equity based compensation	1,270	662
Income from joint venture	(170)	(261)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(440)	574
Prepaid insurance	(269)	653
Other current assets and other assets	(89)	18
Accounts payable	(2,325)	(1,133)
Accrued liabilities	372	977
Deferred revenue	1,766	(202)
Income taxes payable/receivable	(187)	(49)
Due to affiliated companies	(2,229)	(814)
Other noncurrent liabilities	18	17
Net cash provided by operating activities	28,438	28,117
Cash flows from investing activities
Purchase of short-term investments	(129)	(6,386)
Proceeds from sale of short-term investments	1,872	320
Terminal acquisitions	-	(13,744)
Capital expenditures	(11,128)	(5,271)
Net cash used in investing activities	(9,385)	(25,081)
Cash flows from financing activities
Distributions to unitholders	(20,916)	(19,911)
Net cash used in financing activities	(20,916)	(19,911)
Net change in cash and cash equivalents	(1,863)	(16,875)
Cash and cash equivalents at beginning of year	18,429	31,207
Cash and cash equivalents at end of period	$16,566	$14,332

Cash paid for interest	$302	$458
Cash paid for income taxes	$217	$132
Noncash investing transactions – property and equipment additions included in accounts payable	$1,215	$665
Noncash financing and investing transactions – issuance of units for acquisition of terminal business	$31,186	-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Six Months Ended June 30, 2015

(Dollars in thousands)

(Unaudited)

	Partnership
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-
Equity based compensation expense	1,933	-	-
Net income	16,375	16,143	-
Distributions	(15,143)	(14,838)	-
Contribution to partners’ equity	461	1,183	-
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	1,270	-	-
Net income	9,526	8,547	-
Distributions	(11,025)	(9,891)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – JUNE 30, 2015	$141,198	$58,433	$-

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

1)	BUSINESS AND BASIS OF PRESENTATION

Organization

World Point Terminals, LP (the “Partnership”) is a Delaware limited partnership that was formed on April 19, 2013 by World Point Terminals, Inc. (our “Parent”) and WPT GP, LLC (the “General Partner”). The Partnership, through its wholly owned subsidiary Center Point Terminal Company, LLC (“Center Point”), owns, operates, develops and acquires liquid bulk storage terminals and related assets primarily for the storage of petroleum based products, including light refined products, heavy refined products and crude oil. We operate fee-based facilities located along the East Coast, Gulf Coast and Midwest regions of the United States.

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2014 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership’s financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and six months ended June 30, 2015 and 2014. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

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

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Common Units	18,375,507	18,375,507
Subordinated Units	16,485,507	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$4,519	$4,055	$8,574	$9,526	$8,547	$18,073
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$4,519	$4,055	$8,574	$9,526	$8,547	$18,073
Weighted average limited partner units outstanding:
Common Units – Public[1]	11,952,500			11,952,500
Common Units – Parent	6,423,007			6,423,007
Subordinated Units – Parent		16,485,507			16,485,507
Earnings per unit	$0.25	$0.25		$0.52	$0.52

[1]	As of June 30, 2015, Apex Oil Company, Inc. (“Apex”) owns 1,550,000 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);
•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and
•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly	Marginal Percentage Interest in Distributions
	Distribution Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

	Date	Distributions
Period	Declared	Amount	Per Unit
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000
October 1, 2014 through December 31, 2014	January 15, 2015	$10,458	$0.3000
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

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

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 38% and 36% of the Partnership’s first six months 2015 revenues and 2014 revenues, respectively, and another that comprised approximately 11% of the Partnership’s first six months 2015 revenues and 12% of the Partnership’s first six months 2014 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities, measured at fair value in the consolidated balance sheets, consisted of the following as of June 30, 2015 and December 31, 2014:

June 30, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,566	$-	$-	$16,566

Short-term investments
Exchange traded debt securities	498	-	-	498
Preferred stocks	3,188	-	-	3,188
Total short-term investments	3,686	-	-	3,686
Total assets at fair value	$20,252	$-	$-	$20,252

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,429	$-	$-	$18,429

Short-term investments
Exchange traded debt securities	375	-	-	375
Preferred stocks	4,822	-	-	4,822
Trust preferred stocks	330	-	-	330
Total short-term investments	5,527			5,527
Total assets at fair value	$23,956	$-	$-	$23,956

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Allowance for doubtful receivable at January 1	$8	$95
Additions charged to expense	13	-
Subtractions included in income	-	(87)
	$21	$8

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

June 30, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,464	$-	$32,464
Tanks and appenditures	224,050	124,427	99,623
Docks and jetties	17,826	5,789	12,037
Machinery and equipment	10,815	6,303	4,512
Buildings	2,500	834	1,666
Other	9,911	3,565	6,346
Assets under construction	5,714	-	5,714
	$303,280	$140,918	$162,362

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	200,516	114,860	85,656
Docks and jetties	17,767	4,947	12,820
Machinery and equipment	9,779	5,427	4,352
Buildings	2,312	777	1,535
Other	8,756	3,103	5,653
Assets under construction	2,970	-	2,970
	$272,286	$129,114	$143,172

7)	TERMINAL ACQUISITIONS

On January 1, 2015, the Partnership acquired a terminal facility in Greensboro, North Carolina which has a total shell capacity of 684,000 barrels for the storage of gasoline, distillate, ethanol and jet fuel. The terminal is served by truck and connection to the Colonial Pipeline. The Partnership entered into a contribution agreement with Apex Oil Company, Inc. (“Apex”) and one of its subsidiaries, whereby the Partnership issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of the Partnership’s common units on December 31, 2014, the value of the units issued represented approximately $31,186 in total consideration. The acquisition of the Greensboro terminal qualifies as a business under the Business Combinations topic of the ASC. The allocation of the contribution consideration to the assets acquired and liabilities assumed was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred, other than $48 in closing costs which were recorded as property, plant and equipment.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The Partnership has made a preliminary allocation, which may be subject to revision, of the contribution consideration to the assets acquired as follows:

Contribution consideration
Property, plant and equipment	$18,951
Goodwill	5,695
Acquired customer contracts	6,540
Total consideration	31,186
Closing costs	48
Additive inventory	53
Total terminal cost	$31,287

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

The Blakeley Island terminal has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is served by ship, barge and truck access. The total fair value of the Blakeley Island terminal was $7,191 and was allocated to property plant and equipment.

The Partnership’s allocation of the purchase price for the Chickasaw and Blakeley Island terminals was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. There were no other identifiable assets or liabilities for these acquisitions.

Pro forma information related to these acquisitions is not presented because the impact of the acquisitions on the Partnership’s consolidated results of operations is not significant.

8)	ACQUIRED CUSTOMER CONTRACTS

In connection with the acquisition of the terminal facility in Greensboro, North Carolina, the Partnership has made a preliminary allocation of $6,540 of the consideration to acquired customer contracts, however, that allocation may be subject to revision. The cost will be amortized over a period of five years.

Acquired customer contracts consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Cost	$6,540	$-
Less accumulated amortization	(654)	-
	$5,886	$-

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $577 and $672 for the six months ended June 30, 2015 and 2014, respectively. These leases expire from March 31, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2015 and for the years ending December 31 thereafter are as follows:

2015	$264
2016	566
2017	551
2018	551
2019	461
Thereafter	27
$2,420

10)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of June 30, 2015 and December 31, 2014. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. Center Point incurred commitment fees of $302 for each of the six months ended June 30, 2015 and 2014, which have been recorded as interest expense. As of June 30, 2015 and December 31, 2014, Center Point had future estimated minimum loan commitment fees of $1,900 and $2,202, respectively.

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $640 and $622 at June 30, 2015 and December 31, 2014, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

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

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$62	$38	$119	$70

14)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Current	$22	$53	$30	$73
Deferred	-	-	-	-
Total	$22	$53	$30	$73

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2011. As of June 30, 2015 and December 31, 2014, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

15)	RELATED PARTY TRANSACTIONS AND BALANCES

The Partnership enters into transactions with companies in which our parent, and its affiliates, are significant owners (“affiliate” or “affiliated company”). The amounts shown below have been recorded at their exchange value, which is the amount of consideration agreed to by the related parties.

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating costs	$653	$802	$1,386	$1,473
Reimbursement for management and marketing services	441	451	891	905
	$1 094	$1,253	$2,277	$2,378

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Affiliate revenues	$9,254	$8,042	$19,123	$16,361

The Partnerships assets and liabilities included the following related party balances:

	June 30, 2015	December 31, 2014
Accounts receivable - affiliates	$4,379	$2,391
Prepaid insurance – affiliates	495	93
Due to affiliates	1,170	1,411
Deferred revenue – short-term – affiliates	802	656
Deferred revenue – long-term – affiliates	2,472	1,106

16)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue.

The following table summarizes the Partnership’s deferred revenue activity:

	June 30, 2015	December 31, 2014
Balance at January 1	$1,762	$1,911
Additions	2,001	254
Amortization	(235)	(403)
Balance at period end	$3,528	$1,762

Deferred revenue – short-term	$254	$-
Deferred revenue – short-term – affiliates	$802	$656
Deferred revenue – long-term - affiliates	$2,472	$1,106

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

17)	CONTINGENCIES

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

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights, unit awards, profits interest units or other unit-based award granted under the plan.  As of June 30, 2015, we have granted awards totaling 340,000 restricted units that vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the Common Units.

The following table summarizes awards granted pursuant to the LTIP through June 30, 2015. There were no forfeitures through June 30, 2015.

	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	90,000	16,665	$20.21
April 23, 2014[2]	250,000	-	$23.20

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

Non-cash compensation expense relating to equity-based compensation was recorded as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$ 635	$ 510	$ 1,270	$ 662

As of June 30, 2015 and December 31, 2014, the Partnership had unrecognized compensation expense of $4,253 and $5,523, respectively.

19)	SUBSEQUENT EVENTS

On July 16, 2015 the Board of Directors declared a cash distribution of $0.30 per unit for the period from April 1, 2015 through June 30, 2015. The distribution is payable on August 14, 2015 to unitholders of record on July 30, 2015.

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

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part 1, Item 1A,“Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of June 30, 2015, had a combined available storage capacity of 15.3 million barrels. During 2014, we acquired two terminals in Mobile, Alabama (1.8 million barrels), increasing our storage capacity by an additional 14%. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina (0.7 million barrels), increasing our storage capacity an additional 5%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

On January 1, 2015, we acquired a terminal in Greensboro, North Carolina with a storage capacity of 684,000 barrels for the storage of gasoline, distillate, biodiesel and jet fuel. The terminal is served by truck and the Colonial Pipeline. We entered into a contribution agreement with Apex Oil Company, Inc. (“Apex”) and one of its subsidiaries whereby we issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of our common units on December 31, 2014, the value of the units issued represented approximately $31.2 million in total consideration.

In June 2014, we entered the Mobile, Alabama market and acquired two terminals that increased our total capacity by over 1.8 million barrels. The Chickasaw terminal was purchased for $6.5 million and has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil and residual fuels. The terminal is served by ship, barge, truck and rail. Approximately 285,000 barrels are currently under contract. The Blakeley Island terminal was purchased for $7.2 million and has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is currently served by ship, barge and truck access. Approximately 161,000 barrels are currently under a term contract and an additional 369,000 is utilized on a spot basis. We continue to make improvements to both terminals which we believe will help attract new customers.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the six months ended June 30, 2015 and 2014, we generated approximately 83%, and 82%, respectively, of our revenue from storage services fees. Of our revenue for the six months ended June 30, 2015 and 2014, 81% and 80%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of June 30, 2015, approximately 82% of our total available storage capacity was under contract. In addition to the unutilized tankage at the Chickasaw and Blakeley Island terminals discussed above, as of June 30, 2015, we have approximately 951,000 barrels of unutilized storage at our Galveston terminal. During the five years ended December 31, 2014, more than 93% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers Including Apex, which represent approximately 80% of our revenue for the six months ended June 30, 2015, have used our services for an average of more than nine years.

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

We have begun construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. Some additional tankage has been made available for service and additional tankage is expected to be made available for service later in 2015.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue in 2014. Beginning in January 2015, a portion of the tankage is under contract and additional tankage is expected to be available for service later in 2015.

•	We acquired the Greensboro terminal January 1, 2015, and therefore we received no revenue from that facility during 2014.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

REVENUES
Third parties	$15,183	$14,371	$30,457	$28,784
Affiliates	9,254	8,042	19,123	16,361
	24,437	22,413	49,580	45,145

Operating costs, expenses and other
Operating expenses	7,324	5,302	14,650	12,494
Operating expenses reimbursed to affiliates	653	802	1,386	1,473
Selling, general and administrative expenses	923	1,869	1,960	2,518
Selling, general and administrative expenses reimbursed to affiliates	441	451	891	905
Depreciation and amortization	6,285	4,964	12,458	9,795
Income from joint venture	(61)	(132)	(170)	(261)

Total operating costs, expenses and other	15,565	13,256	31,175	26,924

INCOME FROM OPERATIONS	8,872	9,157	18,405	18,221

OTHER INCOME (EXPENSE)
Interest expense	(206)	(217)	(411)	(430)
Interest and dividend income	92	37	177	46
Gain (loss) on investments and other-net	(162)	130	(68)	159
Income before income taxes	8,596	9,107	18,103	17,996
Provision for income taxes	22	53	30	73
NET INCOME	$8,574	$9,054	$18,073	$17,923

Operating Data:
Available storage capacity, end of period (mbbls)	15,275	14,591	15,275	14,591
Average daily terminal throughput (mbbls)	194	197	193	189

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Storage services fees:
Base storage services fees	$19,810	$18,265	$40,335	$36,164
Excess storage services fees	306	196	615	669
Ancillary services fees	3,660	3,261	7,066	6,672
Additive services fees	661	691	1,564	1,640
Revenue	$24,437	$22,413	$49,580	$45,145

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Labor	$3,462	$2,866	$6,775	$5,351
Utilities	1,169	1,210	2,406	2,627
Insurance premiums	515	273	1,024	715
Repairs and maintenance	1,138	786	2,269	1,814
Property taxes	637	526	1,265	1,051
Other	1,056	443	2,297	2,409
Total operating expenses	$7,977	$6,104	$16,036	$13,967
Less operating expenses reimbursed to affiliates	(653)	(802)	(1,386)	(1,473)
Operating expenses	$7,324	$5,302	$14,650	$12,494

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. Revenues for the three months ended June 30, 2015 increased $2.0 million, or 9%, compared to the three months ended June 30, 2014.

Storage Services Fees. Storage services fees increased $1.7 million for the three months ended June 30, 2015 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended June 30, 2015 increased $1.5 million or 8% from the three months ended June 30, 2014, primarily as a result of the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014, and the addition of the Greensboro terminal in the first quarter of 2015, partially offset by reduced base storage fees at the Galveston terminal.
•	Excess storage services fees. Excess storage services fees for the three months ended June 30, 2015 increased $0.1 million compared to the three months ended June 30, 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended June 30, 2015 increased $0.4 million compared to the three months ended June 30, 2014.

Operating Expenses. Total operating expenses for the three months ended June 30, 2015 increased $1.9 million or 31% compared to the three months ended June 30, 2014. This increase was primarily attributable to a (i) $0.6 million increase in labor costs due to the acquisition of the Blakeley Island, Chickasaw, and Greensboro terminals and normal wage increases, (ii) $0.2 million increase in insurance, (iii) $0.4 million increase in repairs and maintenance primarily due to periodic tank cleaning and repairs, (iv) $0.1 million increase in property taxes, and (v) $0.6 million increase in other expenses, offset by a slight decrease in utilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the three months ended June 30, 2015 decreased $1.0 million, or 41%, compared to the three months ended June 30, 2014 as a result of a (i) $0.7 million decrease in personnel and other professional fees, (ii) $0.3 million decrease in public company expense, and (iii) $0.1 million decrease in insurance and legal expense, offset by a $0.1 million increase in unit-based compensation expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2015 increased $1.3 million, or 27%, compared to the three months ended June 30, 2014. This increase is primarily due to (i) normal capital expenditures and (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014 and the acquisition of the Greensboro, North Carolina terminal in January 2015.

Interest Expense. Interest expense for the three months ended June 30, 2015 decreased slightly compared to the three months ended June 30, 2014.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2015 increased slightly compared to the three months ended June 30, 2014. This increase was attributable to higher amounts of short-term investments held during the first half of 2015.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended June 30, 2015 decreased $0.3 million compared to the three months ended June 30, 2014. The decrease was primarily attributable to a smaller mark-to-market gain on investments recorded at June 30, 2015.

Income Tax Expense. Income tax expense for the three months ended June 30, 2015 decreased slightly compared with the three months ended June 30, 2014.

Net Income. Net income for the three months ended June 30, 2015 decreased $0.5 million, or 5%, compared to the three months ended June 30, 2014.

Six months Ended June 30, 2015 Compared to Six months Ended June 30, 2014

Revenues. Revenues for the six months ended June 30, 2015 increased $4.4 million, or 10%, compared to the six months ended June 30, 2014.

Storage Services Fees. Storage services fees increased $4.1 million for the six months ended June 30, 2015 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the six months ended June 30, 2015 increased $4.2 million or 12% from the six months ended June 30, 2014, primarily as a result of the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014, and the addition of the Greensboro terminal in the first quarter of 2015, partially offset by reduced base storage fees at the Galveston terminal.
•	Excess storage services fees. Excess storage services fees decreased slightly for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the six months ended June 30, 2015 increased $0.3 million compared to the six months ended June 30, 2014.

Operating Expenses. Total operating expenses for the six months ended June 30, 2015 increased $2.1 million, or 15%, compared to the six months ended June 30, 2014. This increase was primarily attributable to a (i) $1.4 million increase in labor costs due to the acquisition of the Blakeley Island, Chickasaw, and Greensboro terminals and normal wage increases, (ii) $0.3 million increase in insurance, (iii) $0.5 million increase in repairs and maintenance due to periodic tank cleaning and repairs, and (iv) $0.2 million increase in property taxes, offset by a $0.3 million decrease in utilities and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the six months ended June 30, 2015 decreased $0.6 million, or 17%, compared to the six months ended June 30, 2014 as a result of a (i) $0.7 million decrease in personnel and other professional fees, (ii) $0.3 million decrease in public company expenses, (iii) $0.1 million decrease in insurance and legal expense, and (iv) $0.1 million decrease in directors’ fees, offset by a $0.6 million increase in unit-based compensation expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2015 increased $2.7 million, or 27%, compared to the six months ended June 30, 2014. This increase is primarily due to (i) normal capital expenditures and (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014 and the acquisition of the Greensboro, North Carolina terminal in January 2015.

Interest Expense. Interest expense for the six months ended June 30, 2015 decreased slightly compared to the six months ended June 30, 2014.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2015 increased $0.1 million compared to the six months ended June 30, 2014. This increase was attributable to higher amounts of short-term investments held during the first half of 2015.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the six months ended June 30, 2015 decreased $0.2 million compared to the six months ended June 30, 2014. The decrease was primarily attributable to a smaller mark-to-market gain on investments recorded at June 30, 2015.

Income Tax Expense. Income tax expense for the six months ended June 30, 2015 decreased slightly compared with the six months ended June 30, 2014.

Net Income. Net income for the six months ended June 30, 2015 increased $0.2 million, or 1%, compared to the six months ended June 30, 2014.

Non-GAAP Financial Measure. In addition to the GAAP results provided in this quarterly report on Form 10-Q, we provide a non-GAAP financial measure, Adjusted EBITDA. A reconciliation from GAAP to the non-GAAP measurement is provided below. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense and equity based compensation expense as further adjusted to remove gain or loss on investments and on the disposition of assets and non-recurring items.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$8,574	$9,054	$18,073	$17,923
Depreciation and amortization	6,285	4,964	12,458	9,795
Depreciation and amortization – CENEX joint venture	113	46	223	67
Provision for income taxes	22	53	30	73
Interest expense and other	206	217	411	430
Interest and dividend income	(92)	(37)	(177)	(46)
Equity based compensation expense	635	510	1,270	662
(Gain) loss of investments and other - net	162	(130)	68	(159)
Adjusted EBITDA	$15,905	$14,677	$32,356	$28,745

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

Revolving Credit Facility

On August 14, 2013, we entered into a $200 million senior secured revolving credit facility. The revolving credit facility is available to fund working capital and to finance acquisitions and other capital expenditures. Our obligations under the revolving credit facility are secured by a first priority lien on substantially all of our assets. Borrowings under our revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin. LIBOR and the applicable margin are defined in our revolving credit facility. The unused portion of the revolving credit facility is subject to an annual commitment fee.

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of June 30, 2015.

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

For the six months ended June 30, 2015, our capital expenditures were $11.1 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Maintenance capital expenditures	$2,731	$851	$3,828	$2,551
Expansion capital expenditures	3,082	14,949	7,300	16,464
Total	$5,813	$15,800	$11,128	$19,015

Of the $7.3 million of expansion capital expenditures during the first six months of 2015, $1.7 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $5.6 million was used to add additional capacity at our terminals, including $4.1 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals. During the quarter ended June 30, 2015 all capital expenditures were funded from operations.

We anticipate that these maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$28,438	$28,117
Net cash used in investing activities	$(9,385)	$(25,081)
Net cash used in financing activities	$(20,916)	$(19,911)

Cash Flows From Operating Activities. Net cash flows from operating activities for the six months ended June 30, 2015 increased $0.3 million, compared to the six months ended June 30, 2014. The increase was primarily attributable to a (i) $2.6 million increase in depreciation and amortization, (ii) $0.2 million increase in net income, (iii) $0.6 million increase in equity compensation, and (iv) $0.3 million decrease in the gain on investments, offset by a $0.9 million decrease in the change in prepaid insurance and a $2.5 million decrease in cash generated from working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2015 decreased $15.7 million, or 63%, compared to the six months ended June 30, 2014. This decrease was primarily attributable to a (i) decrease in investment activity of $6.3 million, (ii) $6.5 million decrease in cash paid for business acquisitions, (iii) 1.3 million decrease in capital expenditures, and (iv) $1.6 million increase in cash proceeds for the sale of short-term investments.

Cash Flows From Financing Activities. Cash flows used in financing activities for the six months ended June 30, 2015 increased $1.0 million compared to the six months ended June 30, 2014. This increase was attributable to distributions paid on additional common units issued in connection with our acquisition of the Greensboro, North Carolina terminal in January 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2015 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$1,900	$610	$1,217	$73	$-
Operating lease obligations	2,420	589	1,089	742	-
Total	$4,320	$1,199	$2,306	$815	$-

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

Existing Base Storage Contracts

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. Our top ten customers have used our services for an average of more than nine years.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2019 based on remaining contract terms at June 30, 2015 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2015	$31,677
2016	41,827
2017	26,714
2018	7,616
2019 and beyond	290

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

Entry of Competitors into the Markets in Which We Operate

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites with comparable connectivity suitable for development. Despite these barriers, there has been significant new construction of residual fuel storage facilities along the Gulf Coast in recent years, which we believe may account for some of the unutilized storage capacity at our Galveston terminal.

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

Demand for Refined Products and Crude Oil

In the near-term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms; as more of our contracts convert to annual agreements, some of that mitigation is lost, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. While the recent decline in the prices of crude oil and petroleum prices may affect demand for those products and related demand for storage capacity, we believe it is too soon to draw any conclusions as to what effect there may be on our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of June 30, 2015, there have been no significant changes to our critical accounting estimates disclosed in the Partnership’s 2014 Annual Report on Form 10-K.

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

At June 30, 2015, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.1#*	Amendment to Terminaling Services Agreement dated as of June 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP
By: WPT GP, LLC, its General Partner

Date: August 12, 2015	By:	/s/ Steven G. Twele
Steven G. Twele
Vice President and Chief Financial Officer

