Form 10-Q
period 2015-09-30
World Point Terminals, LP
filed 2015-11-12
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 001-36049

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

On November 12, 2015, the Registrant had 18,375,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(Dollars in thousands)

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current Assets
Cash and cash equivalents	$17,129	$18,429
Accounts receivable, net of allowances of $10 and $8, respectively	2,172	2,250
Accounts receivable – affiliates	385	2,391
Short-term investments	3,748	5,527
Prepaid insurance	199	197
Prepaid insurance -- affiliates	252	93
Income tax receivable	99	-
Other current assets	509	416
Total current assets	24,493	29,303

Property, plant and equipment, net	163,709	143,172
Goodwill	6,072	377
Acquired customer contracts, net	5,559	-
Investment in joint venture	8,727	8,125
Other assets	566	798
Total Assets	$209,126	$181,775

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$5,686	$6,765
Accrued liabilities	1,832	1,088
Due to affiliate companies	759	1,411
Deferred revenue – short-term – affiliates	802	656
Income taxes payable	77	109
Total current liabilities	9,156	10,029

Other noncurrent liabilities	649	622
Deferred revenue – long-term	254	-
Deferred revenue – long-term – affiliates	2,272	1,106
Total liabilities	12,331	11,757

Commitments and contingencies (Notes 9 and 17)	-	-

Partners’ Equity
Common units (18,375,507 units issued and outstanding at September 30, 2015 and 16,825,507 units issued and outstanding at December 31, 2014)	140,004	110,241
Subordinated units (16,485,507 units issued and outstanding at September 30, 2015 and December 31, 2014)	56,791	59,777
General partner interest (0% interest)	-	-
Total partners’ equity	196,795	170,018
Total Liabilities and Partners’ Equity	$209,126	$181,775

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2015 and September 30, 2014

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES
Third parties	$13,762	$13,918	$44,219	$42,702
Affiliates	8,723	8,678	27,846	25,039
	22,485	22,596	72,065	67,741

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	6,529	6,567	21,179	19,061
Operating expenses reimbursed to affiliates	1,143	668	2,529	2,141
Selling, general and administrative expenses	990	1,106	2,950	3,624
Selling, general and administrative expenses reimbursed to affiliates	654	470	1,545	1,375
Depreciation and amortization	6,498	5,321	18,956	15,116
Income from joint venture	(432)	(86)	(602)	(347)
Total operating costs, expenses and other	15,382	14,046	46,557	40,970

INCOME FROM OPERATIONS	7,103	8,550	25,508	26,771

OTHER INCOME/(EXPENSE)
Interest expense	(209)	(211)	(620)	(641)
Interest and dividend income	55	90	232	136
Gain (loss) on investments and other-net	115	(68)	47	91
Income before income taxes	7,064	8,361	25,167	26,357
Provision for income taxes	77	31	107	104
NET INCOME	6,987	8,330	25,060	26,253

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.20	$0.25	$0.72	$0.79
Subordinated	$0.20	$0.25	$0.72	$0.79
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	16,825,507	18,375,507	16,722,943
Subordinated	16,485,507	16,485,507	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities
Net income	$25,060	$26,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,956	15,116
Amortization of deferred financing costs	138	157
Loss (gain) on marketable securities	35	(60)
Equity based compensation	1,905	1,297
Income from joint venture	(602)	(347)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	78	786
Prepaid insurance	(161)	838
Other current assets and other assets	(3)	103
Accounts payable	(1,959)	24
Accrued liabilities	748	1,261
Deferred revenue	1,566	(48)
Income taxes payable/receivable	(131)	(38)
Due to affiliated companies	1,354	(1,088)
Other noncurrent liabilities	27	26
Net cash provided by operating activities	47,011	44,280
Cash flows from investing activities
Purchase of short-term investments	(129)	(6,640)
Proceeds from sale of short-term investments	1,873	320
Acquisition of business	-	(6,553)
Capital expenditures	(18,681)	(14,570)
Net cash used in investing activities	(16,937)	(27,443)
Cash flows from financing activities
Distributions to unitholders	(31,374)	(29,905)
Net cash used in financing activities	(31,374)	(29,905)
Net change in cash and cash equivalents	(1,300)	(13,068)
Cash and cash equivalents at beginning of year	18,429	31,207
Cash and cash equivalents at end of period	$17,129	$18,139

Cash paid for interest	$455	$611
Cash paid for income taxes	$237	$151
Noncash investing transactions – property and equipment additions included in accounts payable	$1,180	$777
Noncash financing and investing transactions – issuance of units for acquisition of terminal business	$31,186	-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Nine Months Ended September 30, 2015

(Dollars in thousands)

(Unaudited)

	Partnership
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non-economic interest)
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-
Equity based compensation expense	1,933	-	-
Net income	16,375	16,143	-
Distributions	(15,143)	(14,838)	-
Contribution to partners’ equity	461	1,183	-
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	1,905	-	-
Net income	13,209	11,851	-
Distributions	(16,537)	(14,837)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – SEPTEMBER 30, 2015	$140,004	$56,791	$-

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2014 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership’s financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and nine months ended September 30, 2015 and 2014. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Common Units	18,375,507	18,375,507
Subordinated Units	16,485,507	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$3,683	$3,304	$6,987	$13,209	$11,851	$25,060
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$3,683	$3,304	$6,987	$13,209	$11,851	$25,060
Weighted average limited partner units outstanding:
Common Units – Public[1]	11,952,500			11,952,500
Common Units – Parent	6,423,007			6,423,007
Subordinated Units – Parent		16,485,507			16,485,507
Earnings per unit	$0.20	$0.20		$0.72	$0.72

[1]	As of September 30, 2015, Apex Oil Company, Inc. (“Apex”) owns 1,550,000 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);

•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000
October 1, 2014 through December 31, 2014	January 15, 2015	$10,458	$0.3000
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000
July 1, 2015 through September 30, 2015	October 14, 2015	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

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

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 38% and 37% of the Partnership’s first nine months 2015 revenues and 2014 revenues, respectively, and another customer that comprised approximately 12% of the Partnership’s first nine months 2015 revenues and 2014 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership adopted the amendments to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for the consolidated financial statements. The amendments require the use of a fair value hierarchy in order to classify the fair value disclosures related to the Partnership’s financial assets and financial liabilities that are recognized in the balance sheets at fair value.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities, measured at fair value in the consolidated balance sheets, consisted of the following as of September 30, 2015 and December 31, 2014:

September 30, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,129	$-	$-	$17,129

Short-term investments
Exchange traded debt securities	504	-	-	504
Preferred stocks	3,244	-	-	3,244
Total short-term investments	3,748	-	-	3,748
Total assets at fair value	$20,877	$-	$-	$20,877

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,429	$-	$-	$18,429

Short-term investments
Exchange traded debt securities	375	-	-	375
Preferred stocks	4,822	-	-	4,822
Trust preferred stocks	330	-	-	330
Total short-term investments	5,527			5,527
Total assets at fair value	$23,956	$-	$-	$23,956

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014

Allowance for doubtful receivable at January 1	$8	$95
Additions charged to expense	13	-
Subtractions included in income	(11)	(87)
	$10	$8

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

September 30, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,469	$-	$32,469
Tanks and appenditures	228,315	129,432	98,883
Docks and jetties	17,842	6,210	11,632
Machinery and equipment	10,839	6,774	4,065
Buildings	2,580	864	1,716
Other	10,094	3,809	6,285
Assets under construction	8,659	-	8,659
	$310,798	$147,089	$163,709

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	200,516	114,860	85,656
Docks and jetties	17,767	4,947	12,820
Machinery and equipment	9,779	5,427	4,352
Buildings	2,312	777	1,535
Other	8,756	3,103	5,653
Assets under construction	2,970	-	2,970
	$272,286	$129,114	$143,172

7)	TERMINAL ACQUISITIONS

On September 14, 2015, the Partnership acquired a terminal facility in Salisbury, Maryland which has a total shell capacity of 177,000 barrels for the storage of gasoline, ultra-low-sulfur diesel, heating oil and ethanol. The terminal is served by truck and barge. The total fair value of the terminal was $965 and was allocated to property, plant and equipment. There were no other identifiable assets or liabilities included in this acquisition.

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

Acquired customer contracts consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Cost	$6,540	$-
Less accumulated amortization	(981)	-
	$5,559	$-

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $1,003 and $1,077 for the nine months ended September 30, 2015 and 2014, respectively. These leases expire from March 31, 2016 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2015 and for the years ending December 31 thereafter are as follows:

2015	$133
2016	567
2017	552
2018	552
2019	462
Thereafter	28
$2,294

10)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of September 30, 2015 and December 31, 2014. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. Center Point incurred commitment fees of $455 for each of the nine months ended September 30, 2015 and 2014, which have been recorded as interest expense. As of September 30, 2015 and December 31, 2014, Center Point had future estimated minimum loan commitment fees of $1,747 and $2,201, respectively.

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $649 and $622 at September 30, 2015 and December 31, 2014, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

12)	SEGMENT REPORTING

The Partnership derives revenues from operating its eighteen liquid bulk storage and terminal facilities. The eighteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

13)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$49	$42	$168	$112

14)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Current	$77	$31	$107	$104
Deferred	-	-	-	-
Total	$77	$31	$107	$104

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012. As of September 30, 2015 and December 31, 2014, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating costs	$1,143	$668	$2,529	$2,141
Reimbursement for management and marketing services	654	470	1,545	1,375
	$1,797	$1,138	$4,074	$3,516

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Affiliate revenues	$8,723	$8,678	$27,846	$25,039

The Partnerships assets and liabilities included the following related party balances:

	September 30, 2015	December 31, 2014
Accounts receivable - affiliates	$385	$2,391
Prepaid insurance – affiliates	252	93
Due to affiliates	759	1,411
Deferred revenue – short-term – affiliates	802	656
Deferred revenue – long-term – affiliates	2,272	1,106

16)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue.

The following table summarizes the Partnership’s deferred revenue activity:

	September 30, 2015	December 31, 2014
Balance at January 1	$1,762	$1,911
Additions	2,001	254
Amortization	(435)	(403)
Balance at period end	$3,328	$1,762

Deferred revenue – short-term – affiliates	$802	$656
Deferred revenue – long-term	$254	$-
Deferred revenue – long-term - affiliates	$2,272	$1,106

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

17)	CONTINGENCIES

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

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of September 30, 2015, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

The restricted units vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the Common Units.

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black Scholes model. Because the UARs may be settled in units or cash at the option of the participant, they have been recorded utilizing the liability method. The exercise price of the UARs is the fair market value of a unit on the grant date.

The following table summarizes awards granted pursuant to the LTIP through September 30, 2015. There were no forfeitures through September 30, 2015.

	UARs Awarded	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	-	90,000	33,330	$20.21
April 23, 2014[2]	-	250,000	-	$23.20
July 6, 2015[3]	25,000	-	-	$16.95

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

3 UARs awarded to an employee of the General Partner

Non-cash compensation expense relating to equity-based compensation was recorded as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$635	$635	$1,905	$1,297

As of September 30, 2015 and December 31, 2014, the Partnership had unrecognized compensation expense of $3,622 and $5,523, respectively.

19)	SUBSEQUENT EVENTS

On October 14, 2015 the Board of Directors declared a cash distribution of $0.30 per unit for the period from July 1, 2015 through September 30, 2015. The distribution is payable on November 13, 2015 to unitholders of record on October 29, 2015.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership recently formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of September 30, 2015, had a combined available storage capacity of 15.5 million barrels. During 2014, we acquired two terminals in Mobile, Alabama (1.8 million barrels), increasing our storage capacity by an additional 14%. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina (0.7 million barrels), increasing our storage capacity an additional 5%. On September 14, 2015, we acquired a terminal in Salisbury, Maryland (0.2 million barrels), increasing our storage capacity an additional 1%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

On September 14, 2015, we acquired a terminal in Salisbury, Maryland with a storage capacity of 177,000 barrels for the storage of gasoline, ultra-low-sulfur-diesel, heating oil and ethanol. The terminal was purchased for $1.0 million and is served by truck and barge. We expect to place over 80% of the terminal capacity under contract with Apex Oil Company, Inc. (“Apex”) in the fourth quarter of 2015.

On January 1, 2015, we acquired a terminal in Greensboro, North Carolina with a storage capacity of 684,000 barrels for the storage of gasoline, distillate, biodiesel and jet fuel. The terminal is served by truck and the Colonial Pipeline. We entered into a contribution agreement with Apex and one of its subsidiaries whereby we issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of our common units on December 31, 2014, the value of the units issued represented approximately $31.2 million in total consideration.

In June 2014, we entered the Mobile, Alabama market and acquired two terminals that increased our total capacity by over 1.8 million barrels. The Chickasaw terminal was purchased for $6.5 million and has a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil and residual fuels. The terminal is served by ship, barge, truck and rail. Approximately 161,000 barrels are currently under contract. The Blakeley Island terminal was purchased for $7.2 million and has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is currently served by ship, barge and truck access. Approximately 161,000 barrels are currently under a term contract and an additional 369,000 is utilized on a spot basis. We continue to make improvements to both terminals which we believe will help attract new customers.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the nine months ended September 30, 2015 and 2014, we generated approximately 83%, and 82%, respectively, of our revenue from storage services fees. Of our revenue for the nine months ended September 30, 2015 and 2014, approximately 82% and 81%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of September 30, 2015, approximately 84% of our total available storage capacity was under contract. In addition to the unutilized tankage at the Chickasaw and Blakeley Island terminals discussed above, as of September 30, 2015, we have approximately 739,000 barrels of unutilized storage at our Galveston terminal. During the five years ended December 31, 2014, more than 93% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers including Apex, which represent approximately 80% of our revenue for the nine months ended September 30, 2015, have used our services for an average of more than nine years.

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

We have begun construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. Some additional tankage has been made available for service and additional tankage is expected to be made available in future reporting periods.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue in 2014. Beginning in January 2015, a portion of the tankage is under contract and additional tankage is expected to be available for service in future reporting periods.

•	We acquired the Greensboro terminal January 1, 2015, and therefore we received no revenue from that facility during 2014.

•	We acquired the Salisbury terminal September 14, 2015, and therefore we received no revenue from that facility during 2014 or the first three quarters of 2015.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

REVENUES
Third parties	$13,762	$13,918	$44,219	$42,702
Affiliates	8,723	8,678	27,846	25,039
	22,485	22,596	72,065	67,741

Operating costs, expenses and other
Operating expenses	6,529	6,567	21,179	19,061
Operating expenses reimbursed to affiliates	1,143	668	2,529	2,141
Selling, general and administrative expenses	990	1,106	2,950	3,624
Selling, general and administrative expenses reimbursed to affiliates	654	470	1,545	1,375
Depreciation and amortization	6,498	5,321	18,956	15,116
Income from joint venture	(432)	(86)	(602)	(347)
Total operating costs, expenses and other	15,382	14,046	46,557	40,970

INCOME FROM OPERATIONS	7,103	8,550	25,508	26,771

OTHER INCOME (EXPENSE)
Interest expense	(209)	(211)	(620)	(641)
Interest and dividend income	55	90	232	136
Gain (loss) on investments and other-net	115	(68)	47	91
Income before income taxes	7,064	8,361	25,167	26,357
Provision for income taxes	77	31	107	104
NET INCOME	$6,987	$8,330	$25,060	$26,253

Operating Data:
Available storage capacity, end of period (mbbls)	15,452	14,591	15,452	14,591
Average daily terminal throughput (mbbls)	162	177	185	185

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Storage services fees:
Base storage services fees	$19,082	$18,750	$59,417	$54,914
Excess storage services fees	127	169	742	838
Ancillary services fees	2,703	3,028	9,769	9,700
Additive services fees	573	649	2,137	2,289
Revenue	$22,485	$22,596	$72,065	$67,741

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
Labor	$3,300	$3,119	$10,075	$8,470
Utilities	1,028	912	3,434	3,539
Insurance premiums	527	403	1,551	1,118
Repairs and maintenance	815	640	3,084	2,454
Property taxes	737	680	2,002	1,731
Other	1,265	1,481	3,562	3,890
Total operating expenses	$7,672	$7,235	$23,708	$21,202
Less operating expenses reimbursed to affiliates	(1,143)	(668)	(2,529)	(2,141)
Operating expenses	$6,529	$6,567	$21,179	$19,061

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 decreased $0.1 million compared to the three months ended September 30, 2014.

Storage Services Fees. Storage services fees increased $0.3 million for the three months ended September 30, 2015 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended September 30, 2015 increased $0.3 million or 2% from the three months ended September 30, 2014, primarily as a result of the addition of new customers in 2015 at the Blakeley Island terminal, and the addition of the Greensboro terminal in the first quarter of 2015, partially offset by reduced base storage fees at the Galveston terminal.
•	Excess storage services fees. Excess storage services fees for the three months ended September 30, 2015 decreased slightly compared to the three months ended September 30, 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended September 30, 2015 decreased $0.4 million compared to the three months ended September 30, 2014, primarily as a result of reduced customer activity at the Galveston terminal.

Operating Expenses. Total operating expenses for the three months ended September 30, 2015 increased $0.4 million or 6% compared to the three months ended September 30, 2014. This increase was primarily attributable to a (i) $0.2 million increase in labor costs due to the acquisition of the Blakeley Island, Chickasaw, and Greensboro terminals and normal wage increases, (ii) $0.1 million increase in insurance, (iii) $0.2 million increase in repairs and maintenance primarily due to periodic tank cleaning and repairs, and (iv) $0.1 million increase in utilities offset by a $0.2 million decrease in other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the three months ended September 30, 2015 increased $0.1 million or 4%, compared to the three months ended September 30, 2014 primarily as a result of directors’ fees that were incurred later in the year in 2015 than in 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2015 increased $1.2 million, or 22%, compared to the three months ended September 30, 2014. This increase is primarily due to (i) normal capital expenditures and (ii) assets placed in service at the two terminals in Mobile, Alabama and the acquisition of the Greensboro, North Carolina terminal in January 2015.

Interest Expense. Interest expense for the three months ended September 30, 2015 decreased slightly compared to the three months ended September 30, 2014.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2015 decreased slightly compared to the three months ended September 30, 2014. This decrease was attributable to lower amounts of short-term investments held during the third quarter of 2015.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended September 30, 2015 increased $0.2 million compared to the three months ended September 30, 2014. The increase was primarily attributable to a larger mark-to market gain on investments recorded at September 30, 2015.

Income Tax Expense. Income tax expense for the three months ended September 30, 2015 increased slightly compared with the three months ended September 30, 2014.

Net Income. Net income for the three months ended September 30, 2015 decreased $1.3 million, or 16%, compared to the three months ended September 30, 2014.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Revenues. Revenues for the nine months ended September 30, 2015 increased $4.3 million, or 6%, compared to the nine months ended September 30, 2014.

Storage Services Fees. Storage services fees increased $4.4 million, or 8%, for the nine months ended September 30, 2015 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the nine months ended September 30, 2015 increased $4.5 million or 8% from the nine months ended September 30, 2014, primarily as a result of the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014, and the addition of the Greensboro terminal in the first quarter of 2015, partially offset by reduced base storage fees at the Galveston terminal.
•	Excess storage services fees. Excess storage services fees decreased $0.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Ancillary and Additive Services Fees. Ancillary and additive services for the nine months ended September 30, 2015 decreased $0.1 million compared to the nine months ended September 30, 2014, primarily as a result of reduced customer activity at the Galveston terminal, partially offset by the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014 and the addition of the Greensboro terminal in the first quarter of 2015.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2015 increased $2.5 million, or 12%, compared to the nine months ended September 30, 2014. This increase was primarily attributable to a (i) $1.6 million increase in labor costs due to the acquisition of the Blakeley Island, Chickasaw, and Greensboro terminals and normal wage increases, (ii) $0.4 million increase in insurance, (iii) $0.6 million increase in repairs and maintenance due to periodic tank cleaning and repairs, and (iv) $0.3 million increase in property taxes, offset by a $0.4 million decrease in utilities and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the nine months ended September 30, 2015 decreased $0.5 million, or 10%, compared to the nine months ended September 30, 2014 as a result of a (i) $0.7 million decrease in personnel and other professional fees, (ii) $0.1 million decrease in public company and other expenses, and (iii) $0.3 million decrease in insurance and legal expense, offset by a $0.6 million increase in unit-based compensation expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2015 increased $3.8 million, or 25%, compared to the nine months ended September 30, 2014. This increase is primarily due to (i) normal capital expenditures and (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014 and the acquisition of the Greensboro, North Carolina terminal in January 2015.

Interest Expense. Interest expense for the nine months ended September 30, 2015 decreased slightly compared to the nine months ended September 30, 2014.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2015 increased $0.1 million compared to the nine months ended September 30, 2014. This increase was attributable to higher amounts of short-term investments held during the first half of 2015.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the nine months ended September 30, 2015 decreased slightly compared to the nine months ended September 30, 2014. The decrease was primarily attributable to a mark-to-market loss on investments recorded at September 30, 2015 as opposed to a small gain recorded at September 30, 2014.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2015 increased slightly compared with the nine months ended September 30, 2014.

Net Income. Net income for the nine months ended September 30, 2015 decreased $1.2 million, or 5%, compared to the nine months ended September 30, 2014.

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

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$6,987	$8,330	$25,060	$26,253
Depreciation and amortization	6,498	5,321	18,956	15,116
Depreciation and amortization – CENEX joint venture	143	95	366	162
Provision for income taxes	77	31	107	104
Interest expense	209	211	620	641
Interest and dividend income	(55)	(90)	(232)	(136)
Equity based compensation expense	635	635	1,905	1,297
(Gain) loss on investments and other - net	(115)	68	(47)	(91)
Adjusted EBITDA	$14,379	$14,601	$46,735	$43,346

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of September 30, 2015.

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

For the nine months ended September 30, 2015, our capital expenditures were $18.7 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Maintenance capital expenditures	$1,570	$1,917	$5,398	$4,468
Expansion capital expenditures	5,983	191	13,283	16,655
Total	$7,553	$2,108	$18,681	$21,123

Of the $13.3 million of expansion capital expenditures during the first nine months of 2015, $2.8 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $10.5 million was used to add additional capacity at our terminals, including $5.6 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals and $1.3 million used to construct additional tanks at the North Little Rock terminal. During the quarter ended September 30, 2015 all capital expenditures were funded from operations.

We anticipate that maintenance capital expenditures will continue to be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$47,011	$44,280
Net cash used in investing activities	$(16,937)	$(27,443)
Net cash used in financing activities	$(31,374)	$(29,905)

Cash Flows From Operating Activities. Net cash flows from operating activities for the nine months ended September 30, 2015 increased $2.7 million, compared to the nine months ended September 30, 2014. The increase was primarily attributable to a (i) $3.8 million increase in depreciation and amortization, (ii) $0.6 million increase in equity compensation, (iii) $0.3 million increase in income from joint venture, (iv) $1.7 million increase in the change in long-term deferred revenue and other liabilities and (v) $0.1 million increase in the loss on investments, offset by a (i) $1.2 million decrease in net income, (ii) $1.0 million decrease in the change in prepaid insurance, and (iii) $1.0 million decrease in cash generated from working capital.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2015 decreased $10.5 million, or 38%, compared to the nine months ended September 30, 2014. This decrease was primarily attributable to a (i) decrease in purchase of short-term investments of $6.5 million, (ii) $6.6 million decrease in cash paid for business acquisitions, and (iii) 1.5 million increase in cash proceeds for the sale of short-term investments offset by a $4.1 million increase in capital expenditures.

Cash Flows From Financing Activities. Cash flows used in financing activities for the nine months ended September 30, 2015 increased $1.5 million compared to the nine months ended September 30, 2014. This increase was attributable to distributions paid on additional common units issued in connection with our acquisition of the Greensboro, North Carolina terminal in January 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2015 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$1,747	$610	$1,137	$-	$-
Operating lease obligations	2,294	579	1,104	611	-
Total	$4,041	$1,189	$2,241	$611	$-

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

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2019 based on remaining contract terms at September 30, 2015 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2015	$19,192
2016	55,828
2017	28,774
2018	8,875
2019 and beyond	459

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes our June 2014 acquisition of two terminals that marked our entry into the Mobile, Alabama market, the January 2015 acquisition of the Greensboro, North Carolina terminal from Apex, as well as the September 2015 acquisition of the Salisbury, Maryland terminal. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

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

Critical Accounting Policies and Estimates

As of September 30, 2015, there have been no significant changes to our critical accounting policies and estimates disclosed in the Partnership’s 2014 Annual Report on Form 10-K.

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

At September 30, 2015, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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
3.3

Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on September 4, 2015).

10.1#*	Amendment to Terminaling Services Agreement dated as of September 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

By: WPT GP, LLC, its General Partner

Date: November 12, 2015	By:	/s/ Jonathan Q. Affleck
Jonathan Q. Affleck
Vice President and Chief Financial Officer