Form 10-K
period 2015-12-31
World Point Terminals, LP
filed 2016-03-29
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company⁫	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $158 million on June 30, 2015, based on the closing price of the registrant's common units reported on the New York Stock Exchange on such date of $17.16 per share.

On March 25, 2016, the Registrant had 18,375,507 common units and 16,485,507 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

References in this Annual Report to (i) “World Point Terminals, LP,” the “Partnership,” “WPT,” “we,” “our,” “us” or like terms when used in a historical context refer to the businesses of Center Point Terminal Company, LLC, our operating subsidiary and predecessor for accounting purposes, also referred to as “Center Point” or “our predecessor,” and when used in the present tense or prospectively, refer to World Point Terminals, LP, a Delaware limited partnership, and its subsidiaries; (ii) “our general partner” refer to WPT GP, LLC, the general partner of the Partnership; (iii) “our parent” refer to World Point Terminals, Inc. and its subsidiaries; (iv) “Apex” refer to Apex Oil Company, Inc. and its subsidiaries; (v) “the controlling shareholders” refer to several irrevocable trusts of which Paul A. Novelly, the chairman of the board of directors of our parent, our general partner and Apex, and his family are the grantors or beneficiaries, that together own the majority of the stock of our parent and Apex; (vi) “our sponsors” refer to our parent, Apex and the controlling shareholders, collectively, and (vii) “CPT 2010” refer to CPT 2010, LLC, a wholly owned subsidiary of our parent.

The forward-looking statements contained in this Annual Report speak only as of the date hereof. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report and in our future periodic reports filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.

PART I

Item 1. Business

General Overview

We are a fee-based, growth-oriented Delaware limited partnership formed in 2013 to own, operate, develop and acquire terminals and other assets relating to the storage of petroleum products, including light refined products, heavy refined products and crude oil. Through our subsidiary Center Point, we own and operate 15.5 million barrels of tankage at terminals which are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States. We operate and report in one business segment.

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

At March 25, 2016, we had outstanding 18,375,507 common units and 16,485,507 subordinated units representing our limited partner interests, a 0.0% general partner interest and the IDRs. Our parent currently owns and controls our general partner, which has a 0.0% non-economic interest, and owns, directly and indirectly, approximately 65.7% of all of our limited partner interests. The common units held by the public represented 29.9% of all of our outstanding limited partner interests.

The following chart depicts our ownership structure as of March 25, 2016 and approximate ownership percentages.

Controlling Shareholders
89%
100%
56%
PAN Group, L.L.C.
60% of Incentive Distribution Rights
Apex Oil Company, Inc.
20% of Incentive Distribution Rights
1,550,000 Common units
World Point Terminals, Inc.
(our parent)
20% of Incentive Distribution Rights
6,423,007 Common Units
100%
WPT GP, LLC
(our General Partner)
100%
0% non-economic
General Partner interest
CPT 2010, LLC
16,485,507 Subordinated Units
4.4%
Limited Partner
Interest
18.4%
Limited Partner
Interest
47.3%
Limited Partner
Interest
Public
Unitholders
10,402,500
Common Units
29.9%
Limited Partner
Interest
World Point Terminals, LP
(the Partnership)
NYSE: WPT
68% Ownership
Interest
100%
Center Point Terminal
Company. LLC
32% Ownership
Interest
100%
Cenex Rensselear
Terminal, LLC
(Albany Terminal)
Operating Subsidiaries

Our Business Strategies

Our primary business objective is to generate stable cash flows to enable us to pay quarterly cash distributions to our unitholders. We intend to accomplish this objective by executing the following business strategies:

Generate stable cash flows through the use of long-term, fee-based contracts with our customers, including our terminaling services agreements with Apex. We generate revenues from customers who pay us storage services fees based on the amount of contracted storage capacity, as well as excess storage services fees based on the volume of refined products and crude oil handled by our terminals above the contract minimum. We do not have direct commodity price risk because we do not own any of the products at our terminals. We have long-term terminaling services agreements pursuant to which Apex reserved 6.8 million barrels of storage capacity at our terminals. The amount of tankage under contract with Apex varies from time to time based on the demand for storage from both Apex and third parties. Historically, Apex has frequently added tankage when third parties did not renew all of their capacity and has relinquished tankage when third parties were willing to contract for tankage at higher rates than Apex pays. There can be no assurance that Apex will add or relinquish tankage in the future. As of December 31, 2015, 2014 and 2013, Apex’s obligation was 6.8, 6.2 and 5.2 million barrels, respectively of storage capacity. We believe that the fee-based nature of our business, Apex’s minimum storage capacity commitment and the long-term nature of our contracts with Apex and our other customers will provide stability to our cash flows.

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

Grow our business by pursuing accretive acquisitions of fee-based terminaling and related assets from Apex and third parties. We intend to pursue strategic and accretive acquisitions of fee-based terminaling and related assets from Apex and third parties that expand or complement our existing asset portfolio. In addition to evaluating Apex’s terminaling assets covered by a right of first offer granted to us at the closing of our IPO, we will continually monitor the marketplace to identify and pursue third party acquisitions, whether within our existing geographies or new regions. If we are successful in completing the acquisition of any terminal or related business, we will seek to operate it more efficiently and competitively than the prior owner, thereby enhancing cash flow to us. In June 2014 we acquired two terminals in Mobile, Alabama, adding 1.8 million barrels of storage capacity. Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding 0.7 million barrels of storage capacity. In September 2015 we acquired a terminal in Salisbury, Maryland, adding an additional 0.2 million barrels of storage capacity. Please read “—Our Relationship with Our Sponsors” below.

Maintain sound financial practices to ensure our long-term viability. We are committed to disciplined financial analysis and a balanced capital structure, which we believe will serve the long-term interests of our unitholders. We intend to maintain a conservative and balanced capital structure which, when combined with our stable, fee-based cash flows, should afford us efficient access to capital markets at a competitive cost of capital. Consistent with our disciplined financial approach, in the long-term, we intend to fund the capital required for expansion and acquisition projects through a balanced combination of operating cash flow, equity and debt capital. At December 31, 2015, we had no debt outstanding, and had available a $200 million revolving credit facility. We believe this approach will provide us the flexibility to pursue accretive acquisitions and organic growth projects as they become available.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully because of the following competitive strengths:

Strategically located and highly flexible asset base. At December 31, 2015, we owned and operated eighteen strategically positioned terminals that have 15.5 million barrels of total refined product and crude oil storage capacity. We provide critical logistics services for refiners, marketers and distributors of refined products. Sixteen of our terminals have capabilities to receive product from waterborne vessels, and thirteen of our terminals provide our customers with more than one method of loading capabilities for downstream distribution. We believe that our ability to offer several modes of inbound and downstream transportation gives us the flexibility to meet the evolving demands of our existing customers and prospective customers.

Established relationships with longstanding customers generating stable cash flows. We have cultivated valuable long-term relationships with our customers and, as a result, have historically enjoyed stable cash flows and minimal customer turnover. As of December 31, 2015, approximately 88% of our available storage capacity was under contract, and our top ten customers for the year ended December 31, 2015 have used our services for an average of more than nine years. Our top ten customers include several major oil and gas companies. We believe that our reputation as a reliable and cost-effective supplier of services will help us maintain strong relationships with our existing customers and will assist us in our efforts to develop relationships with new customers.

Our relationship with Apex. We intend to continue to act as Apex’s primary refined products and crude oil infrastructure investment vehicle. We believe that our sponsors, as the owners of a 73.3% limited partner interest in us, our general partner and all of our incentive distribution rights, are motivated to promote and support the successful execution of our principal business objectives and to pursue projects that directly or indirectly enhance the value of our assets through, for example, the following:

•	Acquisition Opportunities. Apex owns terminals located in the East Coast and Gulf Coast regions that are strategic to Apex’s distribution and marketing business. We believe that these terminals would complement our existing asset base. At the closing of our IPO, we entered into an omnibus agreement pursuant to which Apex granted us a right of first offer to acquire each of its terminal assets should Apex desire to sell them. We expect that Apex will continue as the primary customer of these assets after any purchase. In addition, we have a right of first offer to purchase certain terminaling and ancillary assets that Apex may purchase or construct in the future. Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding an additional 0.7 million barrels of storage capacity.

•	Market knowledge and customer relationships. We believe that Apex’s active participation in the distribution and marketing business and its unique insights into business opportunities in our industry will help us identify, evaluate and pursue attractive commercial growth opportunities, which may include expansion at existing facilities, the acquisition of assets from our sponsors or third parties or the construction of new assets. In addition, Apex has established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business by creating opportunities with new customers and identifying new markets.

•	Terminaling Services Agreements. Under terminaling services agreements that we entered into in connection with the closing of our IPO, Apex pays us fees to receive integrated terminaling services. As of December 31, 2015, the weighted average term of these agreements, measured by revenue, is approximately 1.3 years and the agreements contain a storage commitment to us of 6.8 million barrels. We expect the agreements will generate $25.5 million in base storage services fees for the year ending December 31, 2016.

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

2015 and Recent Developments

Acquisitions and Expansion Projects

During 2015 we added approximately $19.3 million in expansion capital expenditures at our facilities, the most significant items being the return of tankage at the Blakeley Island and Chickasaw terminals to operational capacity and the construction of two new tanks at the North Little Rock terminal.

Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding 0.7 million barrels of storage capacity in exchange for 1,550,000 common units, representing approximately $31.2 million in total consideration based on the closing price of the Partnership’s common units on December 31, 2014. Apex will continue to be the primary customer at the Greensboro terminal.

On September 14, 2015, we acquired a terminal facility in Salisbury, Maryland which has a total shell capacity of 177,000 barrels for the storage of gasoline, ultra-low-sulfur diesel, heating oil and ethanol. The terminal is served by truck and barge. The total fair value of the terminal was $1.0 million. Apex will be the primary customer at the Salisbury terminal.

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

One of our principal attributes is our relationship with Apex, which is controlled by Paul A. Novelly and members of his family. Approximately 38% of our revenue for 2015 was derived from Apex. Formed in 1932, Apex is a distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States and international markets. Our terminals provide critical logistics services that support Apex’s distribution and marketing operations.

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

The following table and discussion of our terminal assets sets forth certain information regarding our terminals and related assets as of December 31, 2015.

Location	Available Storage Capacity (shell mbbls)	% of Total Available Storage Capacity	Product	Facility Site Owned/ Leased	Supply Method	Delivery Method
East Coast
Albany, NY (1)	384	2.5%	Gasoline, Distillate, Kerosene, Ethanol, Biodiesel	Owned	Barge, Ship, Rail, Truck	Truck
Baltimore, MD	1,267	8.2%	Gasoline, No. 2 Oil, Kerosene, Ultra Low Sulfur Diesel, Ethanol	Owned	Barge, Ship, Colonial Pipeline	Truck, Ship, Barge
Chesapeake, VA	560	3.6%	Gasoline, Liquid Asphalt, Distillate, Aviation Gas, Vegetable Oil, Biodiesel	Owned	Barge, Rail, Ship, Colonial Pipeline	Truck
Gates, NY	276	1.8%	Gasoline, Distillate, Ethanol, Jet Fuel	Owned	Buckeye Pipeline, Sun Pipeline	Truck
Glenmont, NY	2,103	13.6%	Gasoline, Distillate, Kerosene, Ice Melt	Owned	Barge, Ship	Truck, Pipeline
Greensboro, NC	684	4.4%	Gasoline, Distillate, Biodiesel, Jet Fuel	Owned	Colonial Pipeline, Truck	Truck
Jacksonville, FL	1,130	7.3%	Gasoline, Distillate, Biodiesel, Ethanol	Owned	Barge, Rail, Ship, Truck	Truck, Barge
Newark, NJ	1,064	6.9%	Gasoline, Distillate, Biodiesel, Ethanol	Owned	Barge, Colonial Pipeline	Truck, Barge
Salisbury, MD	177	1.1%	Gasoline, Ultra-Low-Sulfur Diesel, Heating Oil, Ethanol	Owned	Truck, Barge	Truck
Weirton, WV	680	4.4%	Crude Oil, Condensate, C5	Owned	Barge, Truck	Barge
Gulf Coast
Baton Rouge, LA	1,640	10.6%	No. 6 Oil, Vacuum Gas Oil, Liquid Asphalt, Carbon Black	Leased	Barge, Rail, Ship	Barge, Rail, Truck
Blakeley Island, AL	1,182	7.6%	Crude Oil, Distillates, Residual Fuels, Biodiesel, Ultra Low Sulfur Diesel	Owned	Barge, Ship	Truck, Ship, Barge
Chickasaw, AL	644	4.2%	Asphalt, Crude Oil, Residual Fuels, Tall Oil, Biodiesel	Owned	Barge, Rail, Ship, Truck	Barge, Rail, Ship, Truck
Galveston, TX	2,020	13.1%	Vacuum Gas Oil, Vacuum Tower Bottoms, Bunker Fuel, No. 6 Oil	Owned and Leased	Barge, Ship	Barge, Ship, Truck
Midwest
Granite City, IL	821	5.3%	Liquid Asphalt, Polymer Facility	Leased	Barge, Rail	Barge, Rail, Truck
Memphis, TN	213	1.4%	Jet Fuel, Aviation Gas, Distillate	Owned	Barge	Truck, Barge
N. Little Rock, AR	138	0.9%	Caustic, Diesel, Biodiesel	Owned	Barge	Truck, Pipeline
Pine Bluff, AR	126	0.8%	No. 2 Oil, Caustic	Owned	Barge	Truck, Barge, Pipeline
St. Louis, MO	351	2.3%	Liquid Asphalt	Owned	Barge	Truck, Barge
	15,460	100.0%

(1)	The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 384,000 barrels of available storage capacity represents our proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.

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

Storage Capacity. The Albany terminal operates 20 tanks ranging in size from 4,700 to 110,000 barrels, with a total available storage capacity of 1,200,000 barrels.

Loading and Transport Capabilities. The terminal includes a four bay truck loading rack.

Connectivity. Products are received by barge, ship, rail or truck and are generally transported from the terminal by truck.

Customer Base and Contracts. Approximately 51% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2016. Approximately 25% of the available storage capacity of the terminal is under contract with major oil companies.

Baltimore Terminal. The Baltimore terminal is located in Southwest Baltimore and is currently used to store gasoline, heating oil and diesel fuel.

Storage Capacity. The Baltimore terminal operates 11 tanks ranging in size from 65,000 to 251,000 barrels, with a total available storage capacity of 1,267,000 barrels.

Loading and Transport Capabilities. In 2011, we constructed a pipeline to connect the terminal with the dock at an adjacent terminal providing river access. Most products are received via pipeline or barge. The terminal also has a truck loading rack with six automated loading bays.

Connectivity. Products are received from the Colonial pipeline or by ship or barge and transported from the terminal by truck, ship or barge.

Customer Base and Contracts. Approximately 67% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2016. An additional 22% of the capacity is under contract with various third parties.

Chesapeake Terminal. The Chesapeake terminal, located in Chesapeake, Virginia on the Elizabeth River a short distance from Chesapeake Bay, stores light refined products (gasoline, diesel and fuel oil) and liquid asphalt. The terminal facility site includes substantial additional land for expansion.

Storage Capacity. The Chesapeake terminal consists of 11 tanks ranging in size from 10,000 to 79,000 barrels, with a total available storage capacity of approximately 560,000 barrels. Light refined products (gasoline, diesel and fuel oil) and vegetable oils account for 395,000 barrels of our storage capacity, and the remaining 165,000 barrels of capacity is used for storing liquid asphalt.

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

Customer Base and Contracts. All of the available storage capacity of the terminal is under contract. 165,000 barrels of liquid asphalt storage capacity is contracted with Apex though at least December 31, 2016. This agreement provides for a base storage fee plus additional payments for heating the asphalt. Apex has contracted to store 78,000 barrels of light refined products. Three large oil companies have contracted to store 262,000 barrels and a large grain producer has contracted for the remaining 55,000 barrels.

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

Connectivity. Products are received from the Buckeye and Sun pipelines and are transported from the terminal by truck.

Customer Base and Contracts. 101,000 barrels of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2016 and two oil companies have contracted for the remaining 175,000 barrels.

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

Customer Base and Contracts. Approximately 85% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2016. The remaining available storage capacity of the terminal is under contract to a major oil company and another customer.

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

Customer Base and Contracts. Two major oil companies have contracted for an aggregate minimum of 495,000 barrels of light refined products throughput per month. These customers have throughput significantly more volume than their minimums since the inception of the contracts. Apex has contracted to store 252,000 barrels of light refined products through at least August 13, 2016.

 Newark Terminal. The Newark terminal is located in Newark, New Jersey in New York Harbor and stores gasoline, heating oil, biodiesel and diesel fuel.

Storage Capacity. The Newark terminal operates 12 tanks ranging in size from 10,000 to 142,000 barrels, with a total available storage capacity of 1,064,000 barrels.

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

Customer Base and Contracts. Approximately 41% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018. An additional 531,000 barrels is under contract with various third parties.

Salisbury Terminal. The Salisbury terminal is located in Salisbury, Maryland and is used to store gasoline, heating oil and diesel fuel.

Storage Capacity. The Salisbury terminal has nine tanks ranging in size from 3,000 to 52,000 barrels, with a total available storage capacity of 177,000 barrels.

Loading and Transport Capabilities. The terminal has a truck loading rack with four loading bays. The terminal includes a dock located on the Wicomico River.

Connectivity. Products are received at the terminal by barge and truck and transported from the terminal by truck.

Customer Base and Contracts. Approximately 83% of the available storage capacity of the terminal is under contract with Apex through at least September 30, 2018.

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

Connectivity. The crude oil is delivered by truck and is transported from the terminal by barge.

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through at least June 30, 2017.

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

Customer Base and Contracts. The terminal has five customers, with fixed quantities of storage reserved for each customer ranging from 55,000 to 499,000 barrels. Approximately 29% of the available storage capacity of the terminal was under contract with Apex through at least August 13, 2018.

Blakeley Island Terminal. The Blakeley Island terminal is located along the east side of the Mobile River, north of Mobile Bay.

Storage Capacity. The Blakeley Island terminal operates 8 tanks ranging in size from 90,000 to 167,000 barrels, with a total available storage capacity of 1,182,000 barrels. Five of the tanks are heated for the storage of residual fuels.

Loading and Transport Capabilities. The facility includes a dock along with loading hoses, piping, lighting and jib cranes. The dock can accommodate four barges or one marine tanker at a time. The facility can accommodate one truck at a time at its loading rack.

Connectivity. Products are received by ship and barge and are transported from the terminal by ship, barge and truck.

Customer Base and Contracts. The terminal has two customers, with fixed quantities of storage reserved for each customer ranging from 161,000 to 526,000 barrels. Approximately 45% of the available storage capacity of the terminal was under contract with Apex through at least April 30, 2016.

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

Connectivity. Products are received and transported from the terminal by barge, rail, ship and truck.

Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 10,000 to 108,000 barrels. None of the tankage is under contract with Apex. The four third parties account for 33% of the available storage capacity of the terminal.

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

Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 205,000 to 958,000 barrels. Approximately 22% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018 and another 26% is under contract to Apex on a month-to-month basis. Approximately 42% of the available storage capacity is under contract with various third parties.

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

Storage Capacity. The Granite City terminal consists of 9 insulated and heated tanks ranging in size from 24,000 to 150,000 barrels, with a total available storage capacity of approximately 821,000 barrels.

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

Storage Capacity. The Little Rock terminal has three tanks ranging in size from 25,000 to 68,000 barrels, with a total available storage capacity of 138,000 barrels. During 2014 we acquired an additional nine acres of land adjacent to the terminal and have begun construction on two tanks totaling 178,000 barrels of capacity.

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

Customer Base and Contracts. All of the available storage capacity is currently under contract. Our fuel oil customer has used the facility for over 20 years. Our caustic soda customer has used the two caustic soda tanks for over 25 years.

St. Louis Terminal. The St. Louis terminal is located on the west bank of the Mississippi River in St. Louis, Missouri and stores and throughputs petroleum products, primarily residual fuel oil and liquid asphalt. While the terminal is located on land owned by us, the mooring rights on the Mississippi River are leased from the City of St. Louis.

Storage Capacity. The terminal includes five insulated and heated tanks ranging in size from 53,000 to 81,000 barrels, with a total available storage capacity of approximately 351,000 barrels.

Loading and Transport Capabilities. The terminal has a barge loading facility. The terminal also has a truck loading rack for liquid asphalt and fuel oil consisting of six automated top loading bays, as well as liquid asphalt blenders.

Connectivity. Product is received primarily by barge and is transported from the terminal by truck and barge.

Customer Base and Contracts. Through December 31, 2015, all of the available storage capacity was under contract with a major oil company. Beginning January 1, 2016, all of the available storage capacity is under contract with Apex through at least December 31, 2016.

Title to Properties and Permits

Our general partner believes that we have satisfactory title to all of our assets. We are entitled to indemnification from our parent under the omnibus agreement for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business with respect to the assets contributed to us at the closing of our IPO. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by us, or have become subject to since, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or materially interfere with their use in the operation of our business.

Our Operations

We provide terminaling and storage of light refined products, such as gasoline, distillates and jet fuels; heavy refined products, such as residual fuel oils and liquid asphalt; and crude oil. We generate substantially all of our revenues through the provision of fee-based services to our customers. The types of fees we charge are:

•	Storage Services Fees. For the year ended December 31, 2015, we generated approximately 83% of our revenues from fees for storage services.

Our customers pay base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve storage capacity in our tanks and to compensate us for receiving up to a base amount of product volume on their behalf. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the amount of product that we receive. For the past three calendar years, these base storage services fees accounted for between 80% and 82% of our annual revenue.

Our customers also pay us excess storage fees when we handle product volume on their behalf that exceeds the volume contemplated in their monthly base storage services fee. For the year ended December 31, 2015, we generated approximately 1% of our revenues from these excess storage fees. For the past three calendar years, these excess storage fees have generated between 1% and 3% of our annual revenue.

•	Ancillary Services Fees. For the year ended December 31, 2015, we generated approximately 14% of our revenues from fees associated with ancillary services, such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt and (iv) rail car loading, unloading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers. For the past three calendar years, these ancillary services fees have generated approximately 14% of our annual revenue.

•	Additive Services Fees. For the year ended December 31, 2015, we generated approximately 3% of our revenues from fees for injecting generic gasoline, proprietary gasoline, lubricity, red dye and cold flow additives to our customers’ products. Certain of these additives are mandated by applicable federal, state and local regulations for all light refined products, and other additives, such as cold flow additive, may be required to meet customer specifications. The revenues we generate from additive services fees vary based upon the activity levels of our customers. For the past three calendar years, these additive services fees have generated between 3% and 4% of our annual revenue.

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

Customers

We provide storage and terminaling services for a broad mix of customers across the regions in which we operate, including major integrated oil companies, distributors, marketers, traders and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. Our two largest customers are Apex and Phillips 66 Company (“Phillips 66”), and for the year ended December 31, 2015, approximately 38% and 11% of our revenues were derived from providing integrated terminaling services to Apex and Phillips 66, respectively. For the year ended December 31, 2015, our ten largest customers accounted for a total of approximately 80% of our revenues.

Contracts

Our terminals contract with customers to provide firm storage and terminaling services, for which they charge storage services fees, throughput fees, additive services fees and ancillary services fees, as described above under “—Our Operations.”

The terminal services agreements at our terminals typically have terms of one to five years. On occasion we may enter into shorter term contracts in order to generate revenue from otherwise unutilized tanks. Our general contracting philosophy at our terminals is to commit a high percentage of our available storage capacity to multi-year terminaling services agreements at attractive rates, while simultaneously contracting for terminal services with non-storage customers based on throughput volumes. Upon expiration of the primary contract term, our terminal services agreements generally renew automatically for successive renewal terms that range up to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to twelve months prior to expiration. Many of our customers are currently in the renewal portion of their contracts. Although these customers have the ability to terminate their contracts with us prior to the expiration of the requisite notice period, our long-standing relationships with our customers, including major integrated oil companies, help mitigate this risk and historically have provided stable revenue. Our top ten customers for the year ended December 31, 2015 had used our services for an average of more than nine years.

Under terminaling services agreements that we entered into in connection with the closing of our IPO, Apex pays us fees to receive integrated terminaling services. As of December 31, 2015, the weighted average term of these agreements, measured by revenue, is approximately 1.3 years and the agreements contain a storage commitment to us of 6.8 million barrels. We expect the agreements will generate $25.5 million in base storage services fees for the year ending December 31, 2016.

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

Hazardous Substances and Wastes

The environmental laws and regulations affecting our operations relate to the release of hydrocarbons or hazardous materials into soils, groundwater, and surface water, and also include measures to control pollution of the environment. These laws and regulations generally govern the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which is also known as Superfund, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency, or EPA, and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We may generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.

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

Air Emissions and Climate Change

Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local statutes. These laws and regulations govern emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction and or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, and use specific emission control technologies to limit emissions. While we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions, we do not believe that our operations will be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

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

Oil Pollution Act

The Oil Pollution Act, or OPA, requires the preparation of a Spill Prevention Control and Countermeasure Plan or SPCC for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Oil Pollution Prevention Regulations also require a Facility Response Plan (FRP) which is designed to assure that certain facilities have adequate oil spill response capabilities. According to OPA, an owner or operator of a “substantial harm” facility must develop and implement a FRP. A “substantial harm” facility is a facility that, because of its location, could reasonably be expected to cause substantial harm to the environment by discharging oil into or on navigable water or adjoining shoreline.

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

Employees

We are managed by our general partner. Our employees who work in the field at our terminals are employed by our primary operating subsidiary, Center Point, or its subsidiary, Center Point Terminal Newark, LP (“Newark”). At December 31, 2015 Center Point and Newark had 157 employees. All other employees that conduct our business are provided by the general partner or its affiliates. Pursuant to the partnership agreement, the Partnership reimburses the general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.

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

Any sustained decrease in demand for light refined products, heavy refined products and crude oil related services in the markets served by our terminals could result in a significant reduction in storage usage in our terminals, which would reduce our cash flow and our ability to make distributions to our unitholders. Our financial results may also be affected by uncertain or changing economic conditions within certain regions, including the substantial decrease in the price of crude oil and petroleum products that began during the fourth quarter of 2014 and has continued into 2016. While we generally view lower prices for the products we store as positive for terminal operators, other factors associated with the current market conditions may offset any benefits resulting from the decrease in prices. If economic and market conditions remain uncertain or adverse conditions persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

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

A significant percentage of our revenue is attributable to a relatively limited number of customers, including Apex and Phillips 66. Our top ten customers accounted for approximately 80% of our revenue for the year ended December 31, 2015, including Apex and Phillips 66, which accounted for approximately 38% and 11%, respectively, of our revenue for the year ended December 31, 2015.

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

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 80% of our revenues for the year ended December 31, 2015 were attributable to our ten largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the storage capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

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

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our terminal services agreements generally have primary contract terms that range from one year to five years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range up to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to 12 months prior to the expiration of the applicable renewal term. As of December 31, 2015, after giving effect to our new terminaling services agreements with Apex, the capacity-weighted average remaining term of our terminaling services agreements was approximately 1.2 years. Terminal services agreements that account for an aggregate of 48% of our expected revenues for the year ending December 31, 2016 could be terminated by our customers without penalty within the same period. If any one or more of our terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminal services agreement. The occurrence of any one or more of these events could have a material impact on our financial condition and results of operations.

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

For the year ended December 31, 2015, we generated approximately 1% of our revenues from excess storage fees, which our storage customers pay us to receive product volume on their behalf that exceeds the base storage services contemplated in their agreed upon monthly storage services fee. This percentage was slightly lower than the prior year and there is no certainty that this trend will not continue.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis and have made our annual assessment of our internal control over financial reporting pursuant to Section 404 for the fiscal year ended December 31, 2015. While our assessment is that we were able to establish satisfactory internal controls, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company,” which may be up to five full fiscal years following our IPO.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are initially unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all our outstanding common and subordinated units voting together as a single class is required to remove our general partner. At March 25, 2016, our parent owned, directly or indirectly, an aggregate of 65.7% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. At March 25, 2016, our parent owned approximately 35.0% of our 18,375,507 outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our sponsors will own approximately 73.3% of our outstanding common units.

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

At March 25, 2016, we had 18,375,507 common units and 16,485,507 subordinated units outstanding. Sales by our sponsors or other large holders of a substantial number of our common units in the public markets or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our parent. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by our parent) after the subordination period has ended. At March 25, 2016, our parent owned, directly or indirectly, approximately 65.71% of the outstanding limited partner units.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.

A lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. During 2015, the market price of our common units fluctuated from a low of $11.79 to a high of $21.25. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

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

	Common Unit Price Range
	High	Low
2015
4th Quarter	$14.49	11.79
3rd Quarter	17.43	13.28
2nd Quarter	18.90	16.33
1st Quarter	21.25	15.90
2014
4th Quarter	$20.51	17.50
3rd Quarter	19.84	18.10
2nd Quarter	23.70	18.25
1st Quarter	21.67	18.60

As of the close of business on March 25, 2016, based on information received from our transfer agent and brokers and nominees, there were approximately 13 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 16,485,507 subordinated units, for which there is no established public trading market. All of the subordinated units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after sufficient funds have been paid to the common units.

Cash distributions paid to unitholders for the years ended December 31, 2015 and 2014 were as follows:

Record Date	Payment Date	Amount Per Limited Partner Unit (1)
2015
January 28, 2016	February 12, 2016	$0.3000
October 29, 2015	November 13, 2015	$0.3000
July 30, 2015	August 14, 2015	$0.3000
May 4, 2015	May 15, 2015	$0.3000
2014
January 29, 2015	February 13, 2015	$0.3000
November 4, 2014	November 14, 2014	$0.3000
July 28, 2014	August 14, 2014	$0.3000
May 4, 2014	May 15, 2014	$0.3000

(1)	Cash distributions for a quarter are declared and paid in the following quarter. See below for a discussion of our policy regarding distribution payments.

We are a publicly traded partnership and are not subject to income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction regardless of whether we make distributions.

Under the terms of the agreements governing our revolving credit facility, we are required to maintain certain financial ratios, and in order to comply with these covenants we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2015, we are in compliance with these covenants. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit.

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

Apex and the controlling shareholders currently hold incentive distribution rights that entitle them to receive increasing percentages, up to an aggregate maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter (see Note 18 to our financial statements). The aggregate maximum distribution of 50.0% does not include any distributions they or their affiliates may receive on common or subordinated units that they own.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2015	2014	2013	2012
				Predecessor
	(In thousands except unit data)
Statements of Operations Data:
Revenues
Third parties	$59,082	$56,675	$55,186	$52,591
Affiliates	37,044	33,488	28,634	21,518
	96,126	90,163	83,820	74,109
Operating costs, expenses and other:
Operating expenses	26,074	26,592	23,363	18,318
Operating expenses reimbursed to affiliates	5,177	3,015	4,449	5,790
Selling, general and administrative expenses	4,216	5,247	3,883	1,385
Selling, general and administrative expenses reimbursed to affiliates	2,053	1,958	2,194	1,338
Depreciation and amortization	25,733	20,441	18,222	15,363
Income from joint venture	(836)	(485)	(198)	-
(Loss) gain on disposition of assets	(5)	181	-	476
Total operating costs, expenses and other	62,412	56,949	51,913	42,670

Income from operations	33,714	33,214	31,907	31,439

Other income (expense)
Interest expense	(828)	(849)	(443)	(498)
Interest and dividend income	288	230	183	135
Gain on investments and other-net	103	47	142	368
Income before income taxes	33,277	32,642	31,789	31,444
(Benefit)/provision for income taxes	148	124	(573)	524
NET INCOME	33,129	32,518	32,362	30,920

Net income attributable to noncontrolling interest	-	-	(543)	(867)
Net income attributable to shareholder/unitholders	$33,129	$32,518	$31,819	$30,053
Less Predecessor net income prior to August 14, 2013			17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders			$13,898

Basic and diluted earnings per unit attributable to unitholders
Common(1)	$0.95	$0.98	$0.42
Subordinated(1)	$0.95	$0.98	$0.42
Distributions per unit for the post IPO period	$1.2000	$1.2000	$0.4565

Balance Sheet Data (at period end):
Property, plant and equipment, net	$171,488	$143,172	$137,479	$116,440
Total assets	$206,423	$181,775	$185,117	$134,151
Total liabilities	$11,382	$11,757	$21,213	$15,721
Total partners’ / shareholder’s equity	$195,041	$170,018	$163,904	$118,430

(1)	The basic and diluted earnings per unit for the year ended December 31, 2013 represents earnings for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of December 31, 2015, had a combined available storage capacity of 15.5 million barrels. During 2014, we added 1.8 million barrels of available storage capacity through the purchase of the Chickasaw and Blakeley Island terminals in Mobile, Alabama, increasing our storage capacity by approximately 14%. On January 1, 2015, we added 0.7 million barrels of available storage capacity through the acquisition of the Greensboro, North Carolina terminal, increasing our storage capacity an additional 5%. On September 14, 2015, we added 0.2 million barrels of available storage capacity through the purchase of the Salisbury, Maryland terminal, increasing our storage capacity an additional 1%. We have continued to expand blending capabilities at several of our terminals and have begun construction on two tanks at our North Little Rock terminal that will add an additional 0.2 million barrels of storage capacity. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to any of the products we store or handle on behalf of our customers. For the years ended December 31, 2015, 2014 and 2013, we generated approximately 83%, 82%, and 82%, respectively, of our revenue from storage services fees. Of our revenue for years ended December 31, 2015, 2014 and 2013, 82%, 81%, and 80%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of December 31, 2015, approximately 88% of our total available storage capacity was under contract. The percentage of our storage capacity under contract decreased to 82% during 2014 because all of the Blakeley Island terminal and a portion of the Chickasaw terminal purchased in 2014 were not under contract when we acquired them in June 2014. Both facilities were in need of substantial repairs. While not completed, we have made substantial progress towards returning the facilities to service. At December 31, 2015, approximately 45% of the Blakeley Island terminal and 33% of the Chickasaw terminal were under contract. During the five years ended December 31, 2013, more than 95% of our available storage capacity was under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers (including Apex Oil Company, Inc.), which represent over 80% of our revenue for 2015, have used our services for an average of more than nine years.

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

Effective January 1, 2016 we entered into a profit sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	As a result of being a publicly traded partnership, we incur additional expenses, including external selling, general and administrative expenses which were not incurred in the first seven months of 2013. Please read “—Overview of Our Results of Operations—Selling, General and Administrative Expenses.”

•	During 2013, we incurred significant costs related to the IPO. Please read “— Results of Operations—Selling, General and Administrative Expenses.”

•	Our historical consolidated financial statements include state income tax expenses associated with certain corporate operating subsidiaries. Due to our status as a partnership, these subsidiaries are no longer in corporate form and are not subject to U.S. federal income tax and certain state income taxes in the future.

•	Our historical consolidated financial statements do not include equity earnings from our Cenex joint venture with Apex. The results of operations of the Albany terminal, in which we acquired a 32% interest in August 2013, are represented as equity earnings of the joint venture in our consolidated financial statements.

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. Some additional tankage has been made available for service and additional tankage is expected to be made available in future reporting periods.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue in 2014. Beginning in January 2015, a portion of the tankage became under contract and additional tankage is expected to be available for service in future reporting periods.

•	We acquired the Greensboro terminal January 1, 2015, and therefore we received no revenue form that facility during 2013 or 2014.

•	We acquired the Salisbury terminal September 14, 2015, and did not have any customers until October 1, 2015, and therefore we received no revenue from that facility prior to the fourth quarter of 2015.

•	Our historical consolidated financial statements do not include compensation expense related to our Long Term Incentive Plan (“LTIP”). Awards pursuant to the LTIP result in compensation expense being recorded over the restriction period, if any, associated with the awards.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses;

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands except operating data)
REVENUES
Third parties	$59,082	$56,675	$55,186
Affiliates	37,044	33,488	28,634
	96,126	90,163	83,820

Operating costs, expenses and other
Operating expenses	26,074	26,592	23,363
Operating expenses reimbursed to affiliates	5,177	3,015	4,449
Selling, general and administrative expenses	4,216	5,247	3,883
Selling, general and administrative expenses reimbursed to affiliates	2,053	1,958	2,194
Depreciation and amortization	25,733	20,441	18,222
Income from joint venture	(836)	(485)	(198)
(Gain) loss on disposition of assets	(5)	181	-
Total operating costs, expenses and other	62,412	56,949	51,913

INCOME FROM OPERATIONS	33,714	33,214	31,907

OTHER INCOME (EXPENSE)
Interest expense	(828)	(849)	(443)
Interest and dividend income	288	230	183
Gain on investments and other-net	103	47	142
Income before income taxes	33,277	32,642	31,789
(Benefit) /provision for income taxes	148	124	(573)
NET INCOME	$33,129	$32,518	$32,362

Operating Data:
Available storage capacity, end of period (mbbls)	15,459	14,591	12,765
Average daily terminal throughput (mbbls)	178	182	162

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Storage services fees:
Base storage services fees	$79,056	$73,355	$66,766
Excess storage services fees	778	1,112	2,342
Ancillary services fees	13,295	12,630	11,747
Additive services fees	2,997	3,066	2,965
Revenue	$96,126	$90,163	$83,820

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Operating expenses:
Labor	$13,364	$11,987	$10,356
Utilities	4,470	4,914	3,651
Insurance premiums	1,953	1,627	1,396
Repairs and maintenance	4,292	3,978	5,542
Property taxes	2,683	2,186	1,939
Other	4,489	4,915	4,928
Total operating expenses	$31,251	$29,607	$27,812
Less operating expenses reimbursed to affiliates	(5,177)	(3,015)	(4,449)
Total	$26,074	$26,592	$23,363

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues.

2015 Compared to 2014. Revenues for the year ended December 31, 2015 increased by $6.0 million, or 7%, compared to the year ended December 31, 2014.

Storage Services Fees. Storage services fees for the year ended December 31, 2015 increased by $5.4 million or 7% compared to the year ended December 31, 2014.

•	Base storage services fees. Base storage services fees for the year ended December 31, 2015 increased by $5.7 million, or 8%, from the year ended December 31, 2014, primarily as a result of the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014, and the addition of the Greensboro terminal in the first quarter of 2015, partially offset by reduced base storage fees at the Galveston terminal.
•	Excess storage services fees. Excess storage fees for the year ended December 31, 2015 decreased by $0.3 million, or 30%, from the year ended December 31, 2014.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the year ended December 31, 2015 increased by $0.6 million, or 4%, from the year ended December 31, 2014, primarily as a result of the addition of the Blakeley Island and Chickasaw terminals in the second quarter of 2014, the addition of the Greensboro terminal in the first quarter of 2015 and additional polymer processing activity at the Granite City terminal, partially offset by reduced customer activity at the Galveston terminal.

2014 Compared to 2013. Revenues for the year ended December 31, 2014 increased by $6.3 million, or 8%, compared to the year ended December 31, 2013.

Storage Services Fees. Storage services fees for the year ended December 31, 2014 increased by $5.3 million or 8% compared to the year ended December 31, 2013.

•	Base storage services fees. Base storage services fees for the year ended December 31, 2014 increased by $6.5 million, or 10%, from the year ended December 31, 2013 primarily as a result of additional contracted capacity at the Galveston terminal, the addition of tanks at the Baton Rouge terminal that were unutilized for a portion of 2013, increased base storage rates at the Chesapeake terminal and the addition of the Chickasaw terminal in the second quarter of 2014.
•	Excess storage services fees. Excess storage fees for the year ended December 31, 2014 decreased by $1.2 million, or 53%, from the year ended December 31, 2013, primarily as a result of lower throughput levels from two of our customers at the Jacksonville terminal and the elimination of the profit sharing payments at the Chesapeake terminal in 2014.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the year ended December 31, 2014 increased by $1 million, or 7%, from the year ended December 31, 2013, primarily as a result of $0.4 million from the acquisition of the Chickasaw terminal in June of 2014 and $0.6 million from increased activity at our terminals.

Operating Expenses.

2015 Compared to 2014. Operating expenses for the year ended December 31, 2015 increased by $1.6 million, or 6%, compared to the year ended December 31, 2014. This increase was primarily attributable to a (i) $1.4 million increase in labor costs due to the acquisition of the Chickasaw, Blakeley Island, Greensboro and Salisbury terminals and normal wage increases, (ii) $0.5 million increase in property taxes, (iii) $0.3 million increase in insurance premiums and (iv) $0.3 million increase in repairs and maintenance due to periodic tank cleanings and repairs, offset by a $0.4 million decrease in utility costs due to lower natural gas cost used for heating and a $0.5 million decrease in other expenses including a (i) $0.4 million decrease in wharfage fees at the Galveston terminal, (ii) $0.2 million decrease in fuel additive costs, offset by a $0.1 million increase in tax and license expense.

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

Selling, General and Administrative Expenses.

2015 Compared to 2014. Selling, general and administrative expenses for the year ended December 31, 2015 decreased by $0.9 million, or 13%, compared to the year ended December 31, 2014. Selling, general and administrative expenses decreased primarily as a result of a $0.9 million decrease in IPO expenses incurred in connection with final documentation of the collateral package for our credit facility, a $0.3 million decrease in professional fees for acquisition diligence, a $0.3 million decrease in legal fees and a $0.2 million decrease in partnership filing fees, offset by a $0.6 million increase in unit based compensation and a $0.2 million increase in administrative expense.

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

Depreciation and Amortization Expense.

2015 Compared to 2014. Depreciation and amortization expense for the year ended December 31, 2015 increased by $5.3 million, or 26%, compared to the year ended December 31, 2014. This increase is primarily due to (i) normal capital expenditures, (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014, and (iii) the acquisition of the Greensboro terminal in the first quarter of 2015.

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

Income from Joint Venture.

2015 Compared to 2014. Income from joint venture for the year ended December 31, 2015 increased $0.4 million, or 72% compared to the year ended December 31, 2014 resulting from the Partnership’s investment in the Cenex joint venture. The increase is attributable to the addition of three tanks totaling approximately 236,000 barrels of storage capacity at Cenex during 2015.

2014 Compared to 2013. Income from joint venture for the year ended December 31, 2014 increased $0.3 million, or 145% compared to the year ended December 31, 2013 resulting from the Partnership’s investment in the Cenex joint venture. The increase is attributable to increased utilization of tankage at Cenex and having a full year of income in 2014 compared to five months in 2013.

Interest Expense.

2015 Compared to 2014. Interest expense for the year ended December 31, 2015 decreased slightly compared to the year ended December 31, 2014.

2014 Compared to 2013. Interest expense for the year ended December 31, 2014 increased by $0.4 million compared to the year ended December 31, 2013. This increase was due to a full year of commitment fees and amortization of loan fees on the revolving credit facility in 2014 offset by no interest expense on the term loan which was paid off at the IPO date.

Interest and Dividend Income.

2015 Compared to 2014. Interest and dividend income for the year ended December 31, 2015 increased $0.1 million compared to the year ended December 31, 2014. This increase was attributable to increased amounts of short-term investments during the first half of 2015.

2014 Compared to 2013. Interest and dividend income for the year ended December 31, 2014 increased slightly compared to the year ended December 31, 2013. This increase was attributable to increased amounts of short-term investments during 2014.

Gain (Loss) on Investments and Other—Net.

2015 Compared to 2014. Gain (loss) on investments for the year ended December 31, 2015 increased $0.1 million compared to the year ended December 31, 2014. The increase was primarily attributable to a $0.2 million decrease in the loss on sale of investments, offset by a $0.1 million decrease in mark-to-market gain on investment.

2014 Compared to 2013. Gain (loss) on investments for the year ended December 31, 2014 decreased from a gain of $0.1 million to a loss of $0.2 million compared to the year ended December 31, 2013. The decrease was primarily attributable to a $0.2 million loss on disposition of assets in 2014.

Income Tax Expense.

2015 Compared to 2014. Income tax expense for the year ended December 31, 2015 increased slightly compared to the year ended December 31, 2014.

2014 Compared to 2013. Income tax expense for the year ended December 31, 2014 increased by $0.7 million compared to the year ended December 31, 2013. This increase is primarily related to the reversal of deferred income taxes in the second quarter of 2013 which resulted in an income tax benefit for the period as explained in Note 14 to the consolidated financial statements.

Net Income.

2015 Compared to 2014. Net income for the year ended December 31, 2015 increased by $0.6 million compared to the year ended December 31, 2014.

2014 Compared to 2013. Net income for the year ended December 31, 2014 increased by $0.7 million compared to the year ended December 31, 2013.

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

	For the Years Ended December 31,
	2015	2014	2013
Reconciliation of Net Income to Adjusted EBITDA:
Net income attributable to unitholders / shareholder	$33,129	$32,518	$31,819
Depreciation and amortization	25,733	20,441	18,222
Depreciation and amortization – CENEX joint venture	495	273	113
Provision (benefit) for income taxes	148	124	(573)
Interest expense and other	828	849	443
IPO expenses	-	903	3,606
Interest and dividend income	(288)	(230)	(183)
Equity based compensation expense	2,544	1,933	163
(Gain) loss of investments and other - net	103	47	(142)
Adjusted EBITDA	$62,692	$56,858	$53,468

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of December 31, 2015.

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

For the year ended December 31, 2015, our capital expenditures were $57.9 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Maintenance capital expenditures	$7,481	$5,835	$6,686
Expansion capital expenditures	19,252	12,509	30,933
Acquisition of business[1]	31,186	6,553	-
Total	$57,919	$24,897	$37,619

1The 2015 acquisition of business was settled with 1,550,000 Partnership units valued at $31,186 based on the

December 31, 2014 closing price.

Of the $19.3 million of expansion capital expenditures during 2015, $3.8 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $15.5 million was used to add additional capacity at our terminals, including $7.0 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals, $3.6 million used to construct additional tanks at the North Little Rock terminal and $1.4 million used to purchase and make repairs at the Salisbury terminal. During the years ended December 31, 2015, 2014 and 2013 all capital expenditures were funded from operations. The 2014 maintenance capital expenditures amount does not include the $1.6 million reimbursement from CPT 2010 related to pre-IPO obligations.

We had no material commitments for capital expenditures as of December 31, 2015. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations. We expect that we will rely on cash from operations along with external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund any future expansion capital expenditures.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$60,572	$57,545	$50,014
Net cash used in investing activities	$(24,983)	$(30,424)	$(37,713)
Net cash provided by (used) in financing activities	$(41,832)	$(39,899)	$11,013

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash Flows From Operating Activities. Net cash flows from operating activities for the year ended December 31, 2015 increased by $3.0 million, or 5%, compared to the year ended December 31, 2014. The increase was primarily attributable to a (i) $5.3 million increase in depreciation and amortization, (ii) $2.2 million increase in the change in long-term deferred revenue and other liabilities, (iii) $0.6 million increase in unit based compensation, (iv) $0.6 million increase in net income, and (iv) $0.4 million increase in income from joint venture, offset by a (i) $4.0 million decrease in cash generated from working capital (ii) $1.0 million decrease in the change in prepaid insurance, (iii) $0.2 million decrease in the loss on disposition of assets and (iv) $0.1 million decrease in the loss on investments.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2015 decreased by $5.4 million, or 18%, compared to the year ended December 31, 2014. This decrease was primarily attributable to a (i) $6.6 million decrease in cash paid for business acquisitions, (ii) decrease in purchase of short-term investments of $6.5 million and (iii) 0.7 million increase in cash proceeds for the sale of short-term investments offset by a $8.4 million increase in capital expenditures.

Cash Flows From Financing Activities. Cash flows used in financing activities for the year ended December 31, 2015 increased $1.9 million compared to the year ended December 31, 2014. This increase was attributable to distributions paid on additional common units issued in connection with our acquisition of the Greensboro, North Carolina terminal in January 2015.

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

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2014 decreased by $7.3 million, or 19%, compared to the year ended December 31, 2013. This decrease was attributable to lower capital expenditures of $12.7 million, primarily related to spending $13.7 million to acquire terminal assets in 2014 compared to $23.0 million in 2013 and $0.2 million increase in proceeds from the sale of investments, offset by lower investment purchases of $5.6 million.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

December 31, 2015 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

Loan commitment fee	$1,593	$610	$983	$-	$-
Operating lease obligations	2,276	602	1,146	523	5
Total	$3,869	$1,212	$2,129	$523	$5

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

During 2015, some customers did not renew their contracts. As a result, approximately 580,000 barrels of tankage was placed under “spot” (month-to-month) contracts at the Galveston terminal. As of December 31, 2015, 518,000 barrels of tankage remain under spot contracts at the Galveston terminal. There is no certainty that we will be able to keep those tanks under contract throughout 2016. In addition, there is no certainty that contracts expiring in 2016 will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2020 based on remaining contract terms at March 25, 2016 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(In thousands)
2016	$70,008
2017	31,916
2018	8,963
2019	481
2020 and beyond	-

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

Demand for Refined Products and Crude Oil

In the near-term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. While the recent decline in the prices of crude oil and petroleum may affect demand for those products and related demand for storage capacity, we believe it is too soon to draw any conclusions as to what effect there may be on our business,

Off-Balance Sheet Arrangements

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

Impairment of Long-Lived Assets. In accordance with Accounting Standards Codification No. 360, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets, including property and equipment and acquired customer contracts, may be impaired. In determining whether the carrying value of our long-lived assets is impaired, we make a number of subjective assumptions, including whether there is an indication of impairment and the extent of any such impairment.

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

Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. During the years ended December 31, 2015, 2014 and 2013 we did not record any impairment on assets.

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2015, 2014 and 2013, we had no material accruals for environmental obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil, refined petroleum products and other products we handle and store, and therefore, we do not have direct exposure to risks associated with fluctuating commodity prices. However, we may be indirectly impacted by commodity prices as a result of profit sharing components in certain of our terminal service agreements.

Through December 31, 2013 we participated in a profit sharing agreement with a customer at one of our terminals. In addition to the base storage services fees, we received a percentage of the profit our customer realized on the stored product. The profit sharing revenues received under this arrangement could have been affected by changes in the commodity price as well as other market factors such as demand for the commodity. This contract terminated at December 31, 2013. We amended the Apex contract to add this tankage effective January 1, 2014. Under the terms of this agreement, Apex pays a higher base storage services fee and there is no profit sharing component.

Effective January 1, 2016 we have entered into a profit sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and may contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At December 31, 2015, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8. Financial Statements and Supplementary Data To Be Updated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of WPT GP, LLC and the Partners of World Point Terminals, LP

St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of World Point Terminals, LP and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Point Terminals, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

March 29, 2016

World Point Terminals, LP

Consolidated Balance Sheets

As of December 31, 2015 and December 31, 2014

(Dollars in thousands, except unit)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$12,186	$18,429
Accounts receivable, net of allowances of $25 and $8, respectively	2,603	2,250
Accounts receivable – affiliates	810	2,391
Short-term investments	3,857	5,527
Prepaid insurance	161	197
Prepaid insurance — affiliates	110	93
Income tax receivable	54	-
Other current assets	553	416
Total current assets	20,334	29,303

Property, plant and equipment, net	171,488	143,172
Goodwill	559	377
Acquired customer contracts, net	4,560	-
Investment in joint venture	8,961	8,125
Other assets	521	798
Total Assets	$206,423	$181,775

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$4,274	$6,765
Accrued liabilities	1,195	1,088
Due to affiliate companies	1,431	1,411
Deferred revenue – short-term – affiliates	802	656
Income taxes payable	102	109
Total current liabilities	7,804	10,029

Deferred revenue – long-term	254	-
Deferred revenue – long-term – affiliates	2,071	1,106
Other noncurrent liabilities	1,253	622
Total liabilities	11,382	11,757

Commitments and contingencies (Notes 8 and 16)

Partners’ Equity
Common units (18,375,507 and 16,825,507 units issued and outstanding at December 31, 2015 and December 31, 2014 respectively)	139,380	110,241
Subordinated units (16,485,507 units issued and outstanding at December 31, 2015 and December 31, 2014)	55,661	59,777
General partner interest (0% interest)	-	-
Total partners’ equity	195,041	170,018
Total Liabilities and Partners’ Equity	$206,423	$181,775

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Years Ended December 31,
	2015	2014	2013
REVENUES
Third parties	$59,082	$56,675	$55,186
Affiliates	37,044	33,488	28,634
	96,126	90,163	83,820

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	26,074	26,592	23,363
Operating expenses reimbursed to affiliates	5,177	3,015	4,449
Selling, general and administrative expenses	4,216	5,247	3,883
Selling, general and administrative expenses reimbursed to affiliates	2,053	1,958	2,194
Depreciation and amortization	25,733	20,441	18,222
Income from joint venture	(836)	(485)	(198)
Loss (gain) on disposition of assets, net	(5)	181	-
Total operating costs, expenses and other	62,412	56,949	51,913

INCOME FROM OPERATIONS	33,714	33,214	31,907

OTHER INCOME/(EXPENSE)
Interest expense	(828)	(849)	(443)
Interest and dividend income	288	230	183
Gain on investments and other-net	103	47	142
Income before income taxes	33,277	32,642	31,789
Provision (Benefit) for income taxes	148	124	(573)
NET INCOME	33,129	32,518	32,362

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	(543)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS OR SHAREHOLDER	$33,129	$32,518	$31,819
Less Predecessor net income prior to August 14, 2013	-	-	17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$-	$-	$13,898
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common(1)	$0.95	$0.98	$0.42
Subordinated(1)	$0.95	$0.98	$0.42
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	16,748,795	16,546,955
Subordinated	16,485,507	16,485,507	16,485,507

(1)	The basic and diluted earnings per unit for the year ended December 31, 2013 represents earnings for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.

 The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Cash flows provided by operating activities
Net income	$33,129	$32,518	$32,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,733	20,441	18,222
Amortization of deferred financing costs	184	203	39
(Benefit) for deferred income taxes	-	-	(1,088)
(Gain)/loss on disposal of fixed assets	(5)	181	(13)
Gain on derivative instrument	-	-	(85)
(Gain)/loss on marketable securities	(74)	6	(14)
Equity based compensation	2,544	1,933	163
Income from joint venture	(836)	(485)	(198)
Changes in operating assets and liabilities:
Accounts receivable	(353)	520	392
Prepaid insurance	19	1,054	(483)
Other current assets and other assets	(44)	(74)	233
Accounts payable	(3,364)	2,212	639
Accrued liabilities	103	625	40
Deferred revenue	1,365	(149)	1,911
Income taxes receivable	(54)	39	160
Income taxes payable	(7)	-	70
Due to affiliated companies	1,601	(1,513)	(2,370)
Other noncurrent liabilities	631	34	34
Net cash provided by operating activities	60,572	57,545	50,014
Cash flows from investing activities
Purchase of short-term investments	(129)	(6,640)	(1,009)
Proceeds from the sale of short-term investments	1,873	1,107	898
Proceeds from the sale of fixed assets	6	6	17
Acquisition of business	-	(6,553)	-
Capital expenditures	(26,733)	(18,344)	(37,619)
Net cash used in investing activities	(24,983)	(30,424)	(37,713)
Cash flows from financing activities
Payments on long term debt	-	-	(9,001)
Prepaid loan fees	-	-	(910)
Proceeds from advances with affiliate	-	-	12,500
Payments on advances with affiliate	-	-	(14,082)
Proceeds from issuance of capital, net	-	-	64,605
Pre-IPO dividends paid	-	-	(8,937)
Distributions to unitholders / shareholder	(41,832)	(39,899)	(33,162)
Net cash provided by/(used in) financing activities	(41,832)	(39,899)	11,013
Net change in cash and cash equivalents	(6,243)	(12,778)	23,314
Cash and cash equivalents at beginning of year	18,429	31,207	7,893
Cash and cash equivalents at end of year	$12,186	$18,429	$31,207
Cash paid for interest	$608	$765	$248
Cash paid for income taxes	$244	$116	$625
Noncash investing transactions–property and equipment additions included in accounts payable	$1,173	$300	$520
Noncash financing transactions–Pre-IPO dividend of investments	$-	$-	$3,194
Noncash financing transactions–Noncash distributions to unitholders	$-	$-	$15,404
Noncash financing transactions–contribution to partners’ equity	$-	$1,644	-
Noncash financing transactions—issuance of units for acquisition of terminal business	$31,186	$-	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statement of Partners’ Equity

(Dollars in thousands)

	Partnership			Predecessor
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)	Predecessor	Noncontrolling Interest
BALANCE – JANUARY 1, 2013	$-	$-	$-	$107,756	$10,674
Contribution of limited partner interest	1	-	-	-	-
Net income from January 1, 2013 through August 13, 2013	-	-	-	17,921	543
Redemption of limited partner interest	(1)	-	-	-	-
Distributions from January 1, 2013 through August 13, 2013	-	-	-	(10,408)	(1,723)
BALANCE – AUGUST 13, 2013	$-	$-	$-	$115,269	$9,494
Predecessor net assets and liabilities not assumed by the partnership	-	-	-	9,545	-
Contribution of Predecessor net assets in exchange for units	22,509	57,879	-	(80,388)	-
Contribution of 49% of Newark terminal	12,500	-	-	-	(9,494)
Contribution of 32% of Cenex joint venture	7,442	-	-	-	-
Proceeds from the IPO, net of costs	64,605	-	-	-	-
Equity Based compensation expense	163	-	-	-	-
Net income from August 14, 2013 to December 31, 2013	6,962	6,936	-	-	-
Distributions to unitholders from August 14, 2013 to December 31, 2013, $0.4565 per unit	(7,566)	(7,526)	-	(44,426)	-
BALANCE – DECEMBER 31, 2013	$106,615	$57,289	$-	$-	$-
Equity based compensation expense	1,933	-	-	-	-
Net income	16,375	16,143	-	-	-
Distributions to unitholders, $1.20 per unit	(15,143)	(14,838)	-	-	-
Contribution to partners’ equity	461	1,183	-	-	-
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	-	-	-
Equity based compensation expense	2,540	-	-	-	-
Net income	17,463	15,666	-	-	-
Distributions to unitholders, $1.20 per unit	(22,050)	(19,782)	-	-	-
Issuance of units for acquisition of terminal assets	31,186	-	-	-	-
BALANCE – DECEMBER 31, 2015	$139,380	$55,661	$-	$-	$-

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

Contribution Agreement

In connection with the closing of the IPO, the Partnership entered into a Contribution, Conveyance and Assumption Agreement with our parent, CPT 2010, LLC (“CPT 2010”), the General Partner and Center Point, whereby the following transactions, among others, occurred:

•	Our Parent and CPT 2010 contributed their interests in our operating subsidiaries in exchange for 6,423,007 Common Units, 16,485,507 subordinated units and the Partnership’s assumption of $14,100 of our parent’s debt;

•	the General Partner maintained its 0.0% non-economic general partner interest in the Partnership; and

•	the Partnership issued to our parent, Apex Oil Company, Inc. (“Apex”) and PAN Group, L.L.C., 20%, 20% and 60% of the Incentive Distribution Rights (“IDRs”) of the Partnership.

The net proceeds from the IPO, including the underwriters’ option to purchase additional Common Units, of approximately $97,100, after deducting the underwriting discount and the structuring fee, were used to: (i) pay transaction expenses related to the IPO and our new credit facility in the amount of approximately $4,400, (ii) repay indebtedness owed to a commercial bank under a term loan of approximately $8,100, (iii) repay indebtedness owed to a related party of approximately $14,100, (iv) repay existing payables of approximately $4,300, (v) redeem 1,312,500 Common Units from our parent for approximately $24,600, (vi) distribute to CPT 2010 approximately $29,900, the majority of which is to reimburse CPT 2010 for costs related to the acquisition or improvement of assets that were contributed to us and (vii) provide the Partnership working capital of approximately $12,000. Because the gross proceeds from the exercise of the underwriter’s option to purchase additional Common Units was used to redeem the 1,312,500 Common Units held by our Parent, the net effect to the Partnership was a use of cash equal to the underwriting discount and the structuring fee of $1,700 million associated with the exercise.

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

Revolving Credit Facility

On August 14, 2013, in connection with the closing of the IPO, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. See Note 10 for additional details.

Terminaling Services Agreements

In connection with the IPO, Center Point entered into a terminaling services agreement with Apex (the “Apex Terminaling Services Agreement”) and Enjet, LLC (“Enjet”) (the “Enjet Terminaling Services Agreement” and together with the Apex Terminaling Service Agreement, the “Terminaling Services Agreements”), pursuant to which Apex and Enjet agreed to store petroleum products at two of the Partnership’s terminals.

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

The Partnership’s financial statements utilize the consolidation method of accounting for the Newark terminal, which was owned by a joint venture in part of 2013. As such, 100% of the Newark terminal’s assets, liabilities and results of operations have been included in the Partnership’s statements. Effective August 14, 2013, the Partnership acquired 100% of the ownership of the Newark terminal, eliminating the noncontrolling 49% ownership interest previously recorded in the financial statements of the Partnership as a separate line item in shareholders’ equity. The Partnership’s 32% investment in the Albany joint venture (“Cenex”) is accounted for using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses and distributions received. We evaluate our investments in unconsolidated entities for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to fair value.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are carried at cost, which approximates market.

Short-Term Investments—At December 31, 2015 and 2014, the Partnership had investments in certain exchange traded debt securities, preferred stocks and trust preferred stocks. The Partnership classified these instruments as current assets in the accompanying consolidated balance sheets as the Partnership anticipated these securities being sold within the next year. The Partnership designated these securities as trading, accordingly they were recorded at fair value, with the unrealized gains or losses reported as a component of other income.

Income Taxes—Our Parent and certain of its subsidiaries have elected to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended. Under this election, the Partnership’s taxable income flows through to the shareholders of our Parent who are responsible for the federal and most state taxes due on the taxable income.

The Partnership has adopted the updated provisions of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities periodically examine the Partnership’s returns in the jurisdictions in which the Partnership does business. Management regularly assesses the tax risk of the Partnership’s return filing positions and believes its accruals for uncertain tax benefits are adequate. Interest and penalty amounts related to uncertain tax positions are recorded in income tax provision on the consolidated statements of income and comprehensive income.

Impairment of Long-Lived Assets—We periodically evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets, including property and equipment and acquired customer contracts, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the years ended December 31, 2015, 2014 and 2013.

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

In February 2016, the FASB issued ASU 2016-02, Leases, requiring organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the impact this guidance will have on the consolidated financial statements.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized and is tested for impairment annually based on a quantitative analysis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When the carrying amount of a reporting unit’s goodwill exceeds the estimated fair value of the goodwill, an impairment loss is recognized in the statements of income and comprehensive income in an amount equal to the excess. As of December 31, 2015, and 2014, the fair value of the reporting unit exceeded the carrying value.

Derivative Instruments and Hedging Activities—Derivative instruments may be utilized by the Partnership to manage interest rate exposure. The Partnership may choose to designate derivative instruments as hedges.

All derivative instruments are recorded on the balance sheets at fair value. Derivatives not qualifying for hedge accounting are classified as held for trading financial instruments. Gains and losses on these instruments are recorded in interest expense in the consolidated statements of income and comprehensive income, in the periods they occur. Derivatives that have been designated and qualify for hedge accounting are classified as either fair value or cash flow hedges. The Partnership had one derivative instrument in 2013, an interest rate swap, and elected to not use hedge accounting.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the new standard is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted only as of fiscal years and interim periods within those years beginning after December 15, 2016. Accordingly, the Partnership will adopt this standard in the first quarter of fiscal year 2018. The Partnership is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

Asset Retirement Obligations—Three of the Partnership’s storage terminals are located on leased land and the landowners have the option of requiring the Partnership to remove its terminal assets from the land at the expiration of the lease. The Partnership follows ASC Topic 410, Asset Retirement and Environmental Obligations, which requires that an entity recognize the fair value of a liability for an asset retirement obligation, such as the demolition of terminal assets, in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair values are determined by management based upon the discounted expected future costs to be incurred by the Partnership to settle the related obligation. A corresponding amount equal to that of the initial obligation is added to the capitalized cost of the related asset. Over time, the discounted asset retirement obligation accretes due to the increase in the fair value resulting from the passage of time. The accretion amount is charged to income over the asset retirement obligation period. See Note 11 for additional disclosures related to the Partnership’s asset retirement obligations.

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

The Partnership has exposure to counterparty credit risk, liquidity risk, interest rate risk, and other price risk with its financial assets and liabilities. The Partnership’s risk management program seeks to minimize potential adverse effects on the Partnership’s financial performance and ultimately unitholder value. The Partnership manages its risks and risk exposures through a combination of sound business practices, derivative instruments and a system of internal controls.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 38% of the Partnership’s 2015 revenues, 37% of the Partnership’s 2014 revenues and 34% of the Partnership’s 2013 revenues, and one third-party customer that comprised approximately 11% of the Partnership’s 2015, 2014 and 2013 revenues, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

The carrying amounts of accounts receivable are reduced through the use of an allowance for doubtful accounts and the amount of the loss is recognized in the consolidated statements of income and comprehensive income. The allowance for doubtful accounts is determined by specific customer balance analysis. When a receivable balance is considered uncollectable, it is written off against the allowance for accounts receivable. Subsequent recoveries of amounts previously written off reduce expenses in the consolidated statements of income and comprehensive income. Historically trade credit losses have been minimal.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 were:

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,186	$-	$-	$12,186

Short-term investments
Exchange traded debt securities	517			517
Preferred stocks	3,340			3,340
Total short-term investments	$3,857	$-	$-	$3,857
Total assets at fair value	$16,043			$16,043
Long-term incentive plan liability	$-	$4	$-	$4

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,429			$18,429

Short-term investments
Exchange traded debt securities	375			375
Preferred stocks	4,822			4,822
Trust preferred stocks	330			330
Total short-term investments	$5,527			$5,527
Total assets at fair value	$23,956	$-	$-	$23,956

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

Long-Term Incentive Plan Liability – The long-term incentive plan liability is the estimated value of unit appreciation rights granted to our employees, as calculated by the Black-Scholes model. The liability is valued using significant assumptions that are observable in the market including an expected risk-free rate, distribution yield, volatility rate, and life to maturity. The liability is classified as Level 2.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

6)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The change in the allowance for doubtful trade receivables for the periods indicated was:

	For the Years Ended December 31,
	2015	2014	2013
Allowance for doubtful receivable at January 1	$8	$95	$37
Additions charged to expense	28	-	58
Subtractions recorded as income	(11)	(87)	-
Balance at December 31	$25	$8	$95

7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2015 and December 31, 2014:

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	241,985	135,031	106,954
Docks and jetties	17,937	6,634	11,303
Machinery and equipment	10,081	7,026	3,055
Buildings	2,628	897	1,731
Other	11,153	4,117	7,036
Assets under construction	8,845	-	8,845
	$325,193	$153,705	$171,488

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Land	$30,186	$-	$30,186
Tanks and appenditures	200,516	114,860	85,656
Docks and jetties	17,767	4,947	12,820
Machinery and equipment	9,779	5,427	4,352
Buildings	2,312	777	1,535
Other	8,756	3,103	5,653
Assets under construction	2,970	-	2,970
	$272,286	$129,114	$143,172

8)	GOODWILL

Goodwill consisted of the following at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Goodwill at January 1	$377	$377
Additions to goodwill	182	-
Goodwill, gross	559	377
Accumulated impairment losses	-	-
Total goodwill, net	$559	$377

In accordance with GAAP, goodwill is not amortized and is tested for impairment annually based on a quantitative analysis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When the carrying amount of a reporting unit’s goodwill exceeds the estimated fair value of the goodwill, an impairment loss is recognized in the statements of income and comprehensive income in an amount equal to the excess. As of December 31, 2015, and 2014, the fair value of the reporting unit exceeded the carrying value.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $1,208, $1,314 and $986 for the years ended December 31, 2015, 2014 and 2013, respectively. These leases expire from March 31, 2017 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases as of December 31, 2015 are as follows:

2016	$602
2017	577
2018	569
2019	479
2020	44
Thereafter	5
$2,276

10)	DEBT

On August 14, 2013, in connection with the closing of the IPO, Center Point entered into a $200,000 senior secured revolving credit facility with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and a syndicate of lenders (the “Credit Facility”), which has an initial maturity date of August 14, 2018. The Credit Facility is available, subject to certain conditions, for working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions and unit repurchases. In addition, the Credit Facility includes a sublimit of up to $20,000 for swing line loans and permits the Partnership to enter into a pari passu credit facility for the provision of letters of credit in an aggregate principal amount not to exceed $20,000 at any time. The Credit Facility also includes an accordion feature permitting increases in the commitments under the Credit Facility by an aggregate amount up to $100,000. Substantially all of the Partnership’s assets are pledged as collateral under the Credit Facility, and the Partnership and its other subsidiaries entered into guarantees of payment on behalf of Center Point for amounts outstanding under the Credit Facility.

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. For the years ended December 31, 2015, 2014 and 2013, Center Point incurred commitment fees of $608, $608 and $231, respectively which have been recorded as interest expense.

Interest expense on the Credit Facility and the term note for the periods indicated was:

For the Years Ended December 31,
2015	2014	2013
$793	$811	$374

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $658 and $622 at December 31, 2015 and 2014, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

12)	SEGMENT REPORTING

The Partnership derives revenues from operating its eighteen liquid bulk storage and terminal facilities. The eighteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

13)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $239, $178 and $207 for the years ended December 31, 2015, 2014 and 2013, respectively.

14)	INCOME TAXES

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

The provision (benefit) for income taxes from operations consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current	$148	$124	$515
Deferred	-	-	(1,088)
Total	$148	$124	$(573)

Through June 29, 2013, deferred state income taxes were recognized for future tax consequences of temporary differences between the consolidated financial statements carrying amounts and tax bases of assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are primarily related to depreciation of fixed assets.

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012. As of December 31, 2015 and 2014, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, including compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Operating costs	$5,177	$3,015	$4,449
Reimbursement for management and marketing services	2,053	1,958	2,194
Reimbursement for supplies and equipment	53	156	-
	$7,283	$5,129	$6,643

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Years Ended December 31,
	2015	2014	2013
Affiliate revenues	$37,044	$33,488	$28,634

The Partnership’s assets and liabilities included the following related party balances:

	December 31,	December 31,
	2015	2014
Accounts receivable – affiliates	$810	$2,391
Prepaid insurance – affiliates	110	93
Due to affiliates	1,431	1,411
Deferred revenue – short-term-affiliates	802	656
Deferred revenue- long-term-affiliates	2,071	1,106

The December 31, 2014 Accounts receivable – affiliates balance includes $1,644 for property, plant and equipment related to obligations existing as of the date of our IPO. As provided in the Omnibus Agreement, CPT 2010 has indemnified us for these expenditures, which is shown as a contribution to partners’ equity in these consolidated financial statements. The receivable for this obligation was collected in full at December 31, 2015.

16)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of the future services. The Partnership has recorded the prepayments as deferred revenue - affiliate.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The non-affiliate deferred revenue balance is related to storage service fees received in advance from a terminal customer.

The following table summarizes the Partnership’s deferred revenue activity:

	December 31,	December 31,
	2015	2014
Balance at January 1	$1,762	$1,911
Additions	2,001	254
Amortization	(636)	(403)
Balance at December 31	$3,127	$1,762

Deferred revenue – short term - affiliate	$802	$656
Deferred revenue – long term	$254	-
Deferred revenue – long term - affiliate	$2,071	$1,106

17)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. We are not a party to any material pending legal proceedings and are not aware of any claims that, either individually or in the aggregate, could have a material adverse effect on the results of operations, cash flows or financial condition of the Partnership. In management’s opinion, there are no claims that are probable and reasonably estimated and accordingly, the Partnership has not accrued for any loss contingencies in 2015, 2014 and 2013.

18)	EQUITY-BASED COMPENSATION

Effective September 20, 2013, the Partnership’s Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us was adopted.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of December 31, 2015, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

The restricted units vest over three years subject to customary forfeiture provisions. Participants have the option to elect to have one-third of the units vest on each of the first three anniversaries of the award or to have all of the units vest after three years.  Restricted units are included in the number of common units outstanding as presented in our Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the Common Units. For the years ended December 31, 2015, 2014 and 2013, we recorded non-cash compensation expense relating to the restricted units of approximately $2,540, $1,933 and $163, respectively.

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented in our Consolidated Balance Sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black Scholes model. Because the UARs may be settled in cash or units at the option of the participant, they have been recorded utilizing the liability method. For the year ended December 31, 2015, we recorded non-cash compensation expense relating to the UARs of approximately $4. The exercise price of the UARs is the fair value of a unit on the grant date.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The following table summarizes awards granted during the post-IPO period of August 14, 2013 through December 31, 2015 and the amount vested.  The outstanding balance at December 31, 2015 represents total awards since the IPO.  There were no forfeitures during the post-IPO period.

	UARs Awarded	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	-	90,000	33,330	$20.21
April 23, 2014[2]	-	250,000	-	$23.20
July 6, 2015[3]	25,000	-	-	$16.95

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

3 UARs awarded to an employee of the General Partner

As of December 31, 2015 and 2014, the Partnership had unrecognized compensation expense of $3,642 and $5,523, respectively.

19)	EARNINGS PER UNIT AND CASH DISTRIBUTIONS

Earnings Per Unit

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting amounts due pursuant to IDRs by the weighted-average number of outstanding Common and Subordinated units. Our net income is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations, including incentive distributions, if any, to the holders of IDRs, pursuant to our partnership agreement. Earnings per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to August 14, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit. For the year ended December 31, 2015 the weighted-average number of Common and Subordinated units outstanding was 18,375,507 units and 16,485,507 units, respectively. The weighted-average number of units outstanding was as follows:

	For the Years Ended December 31,
	2015	2014	2013 (1)
Common Units	18,375,507	16,748,795	16,546,955
Subordinated Units	16,485,507	16,485,507	16,485,507

(1) The weighted-average number of units outstanding for the year ended December 31, 2013 represents units outstanding for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The calculation of earnings per unit is as follows:

	Year Ended December 31, 2015
	Common	Subordinated	Total
Net income for the year ended December 31, 2015 attributable to unitholders	$17,463	$15,666	$33,129
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$17,463	$15,666	$33,129
Weighted average limited partner units outstanding:
Common Units – Public	11,952,500
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.95	$0.95

	Year Ended December 31, 2014
	Common	Subordinated	Total
Net income for the year ended December 31, 2014 attributable to unitholders	$16,375	$16,143	$32,518
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$16,375	$16,143	$32,518
Weighted average limited partner units outstanding:
Common Units – Public	10,325,788
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.98	$0.98

	Period Ended December 31, 2013
	Common	Subordinated	Total
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders	$6,962	$6,936	$13,898
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$6,962	$6,936	$13,898
Weighted average limited partner units outstanding:
Common Units – Public	10,123,948
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit (1)	$0.42	$0.42

(1)	The basic and diluted earnings per unit for the year ended December 31, 2013 represents earnings for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.

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

If cash distributions to our unitholders exceed $0.345 per unit in any quarter, our unitholders and the holders of IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	Above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
August 14, 2013 through September 30, 2013	September 24, 2013	$5,174	$0.1565
October 1, 2013 through December 31, 2013	September 24, 2013	$9,918	$0.3000
2013 Total		$15,092	$0.4565
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000
October 1, 2014 through December 31, 2014	January 15, 2015	$10,458	$0.3000
2014 Total		$40,437	$1.2000
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000
July 1, 2015 through September 30, 2015	October 14, 2015	$10,458	$0.3000
October 1, 2015 through December 31, 2015	January 14, 2016	$10,458	$0.3000
2015 Total		$41,832	$1.2000

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

20)	TERMINAL ACQUISITIONS

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

On January 1, 2015, the Partnership acquired a terminal facility in Greensboro, North Carolina which has a total shell capacity of 684,000 barrels for the storage of gasoline, distillate, ethanol and jet fuel. The terminal is served by truck and connection to the Colonial Pipeline. The Partnership entered into a contribution agreement with Apex and one of its subsidiaries, whereby the Partnership issued 1,550,000 common units to Apex in exchange for the terminal. Based on the closing price of the Partnership’s common units on December 31, 2014, the value of the units issued represented approximately $31,186 in total consideration. The acquisition of the Greensboro terminal qualifies as a business under the Business Combinations topic of the ASC. The allocation of the contribution consideration to the assets acquired and liabilities assumed was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred, other than $48 in closing costs which were recorded as property, plant and equipment.

The Partnership has allocated the contribution consideration to the assets acquired as follows:

Contribution consideration
Property, plant and equipment	$25,304
Goodwill	182
Acquired customer contracts	5,700
Total consideration	31,186
Closing costs	48
Additive inventory	53
Total terminal cost	$31,287

The following table reflects the unaudited pro forma results of operations as though the Greensboro terminal acquisition had occurred on January 1, 2014. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	2015	2014
Revenues – third parties	$59,082	$56,959
Revenues – affiliates	37,044	37,187
Total Revenues	$96,126	$94,146
Net income	$33,129	$31,780

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

The Blakeley Island terminal has a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is served by ship and barge and truck access. The total fair value of the Blakeley Island terminal was $7,191 and was allocated to property, plant and equipment.

Pro forma information related to the acquisitions is not presented because the impact of the acquisitions on the Partnership's consolidated results of operations is not significant. The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Partnership’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. There were no other identifiable assets or liabilities for these acquisitions.

In April 2013, Center Point completed the purchase of terminal assets adjacent to its Jacksonville, Florida terminal with a total capacity of 450,000 barrels for the storage of gasoline and distillates. The terminal is served by ship, barge, truck and rail. The total fair value of the acquired Jacksonville terminal assets was $23,024 and was allocated to property, plant and equipment.

21)	ACQUIRED CUSTOMER CONTRACTS

In connection with the acquisition of the terminal facility in Greensboro, North Carolina, the Partnership allocated $5,700 of the consideration to acquired customer contracts. The cost will be amortized on a straight-line basis over a period of five years.

Acquired customer contracts consisted of the following at December 31, 2015:

December 31, 2015

Cost	$5,700
Less accumulated amortization	(1,140)
$4,560

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The following table details the amortization expense related to acquired customer contracts expected to be recognized over the next five years ending December 31, 2020.

Year ending December 31,	Estimated Intangible Amortization Expense
(In thousands)
2016	$1,140
2017	1,140
2018	1,140
2019	1,140
2020 and beyond	-

22)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 is set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenue	$25,143	$24,437	$22,485	$24,061
Income from operations	9,533	8,872	7,103	8,206
Net income attributable to unitholder / shareholder	9,499	8,574	6,987	8,069
Earnings per Common Unit	$0.27	$0.25	$0.20	$0.23
Earnings per Subordinated Unit	$0.27	$0.25	$0.20	$0.23
2014
Revenue	$22,732	$22,413	$22,596	$22,422
Income from operations	9,064	9,157	8,550	6,443
Net income attributable to unitholder / shareholder	8,869	9,054	8,330	6,265
Earnings per Common Unit	$0.27	$0.27	$0.25	$0.19
Earnings per Subordinated Unit	$0.27	$0.27	$0.25	$0.19

23)	SUBSEQUENT EVENTS

On January 14, 2016 the Board of Directors declared a cash distribution of $0.30 per unit for the period from October 1, 2015 through December 31, 2015. The distribution is payable on February 12, 2016 to unitholders of record on January 28, 2016.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2015, we maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position With Our General Partner
Paul A. Novelly	72	Chairman of the Board of Directors and Chief Executive Officer
Jonathan Q. Affleck	34	Vice President and Chief Financial Officer
Kenneth E. Fenton	65	President and Chief Operating Officer
Steven G. Twele	57	Director
G. Louis Graziadio III	66	Director
Paul M. Manheim	67	Director
Alain Louvel	70	Director
Paul F. Little	72	Director
Edwin A. Levy	78	Director
Donald C. Bedell	74	Director

Paul A. Novelly has been the chairman of the board and chief executive officer of our general partner since its inception in April 2013, and served as president from its inception until the appointment of Mr. Fenton as president in March 2015. Mr. Novelly has served for over ten years as chairman and chief executive officer of Apex. Mr. Novelly devotes the majority of his time to his role at Apex and will also spend time, as needed, directly managing our business and affairs. We estimate that approximately 33% of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Novelly has served as president and a director of AIC Limited, a Bermuda-based oil trading company and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services, positions he has held for over ten years. He has also been the chairman of the board and chief executive officer of FutureFuel Corp., a manufacturer of biofuels and chemical products, since 2005. He also currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank.

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

Jonathan Q. Affleck was appointed as the vice president and chief financial officer of our general partner effective October 1, 2015. Mr. Affleck joined the Partnership in 2013 and has served as general counsel for the Partnership since that time. Prior to joining the Partnership, Mr. Affleck was an associate in the New York office of Skadden, Arps, Slate, Meagher & Flom LLP & Affiliates from January 2011 through March 2013. Mr. Affleck holds a Bachelor of Arts degree in Economics from Vanderbilt University, a Juris Doctor degree from George Washington University Law School and an Executive LL.M. in Taxation from New York University School of Law.

Kenneth E. Fenton has been chief operating officer of our general partner since its inception in April 2013 and was appointed to serve as president effective March 24, 2015. For over ten years, Mr. Fenton has been president of Petroleum Fuel & Terminal Company, or PF&T, a subsidiary of Apex that manages terminals for Apex and previously managed terminals for Center Point, our predecessor. Since June 2012, Mr. Fenton has been an executive vice president, and was a director through June 30, 2013, of Center Point, our predecessor. Mr. Fenton will devote the majority of his time to directly managing our business and affairs and will spend some time, as needed, managing and directing the business and affairs of PF&T. We estimate that approximately 80% of his total business time is devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Prior to that Mr. Fenton held various other positions with Apex and PF&T, including general manager for terminal operations, asphalt marketing and marketing of refined petroleum products. Prior to working at Apex, Mr. Fenton was a senior operations analyst for Citigroup.

Steven G. Twele was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Twele served as the vice president and chief financial officer of our general partner from its inception in April 2013 until his retirement in October 2015 and as the vice president and chief financial officer of our parent and several of its subsidiaries for over ten years. Since March 2012, Mr. Twele has been a director of certain subsidiaries of our parent. In these positions, Mr. Twele was part of the team that built our predecessor. Since 1991, Mr. Twele has been president and director of Pinnacle Consulting, Inc., or Pinnacle, an accounting and financial consulting firm based in St. Louis, Missouri. Prior to that, Mr. Twele was a senior manager for the accounting firm Arthur Andersen & Co. Mr. Twele is a licensed certified public accountant.

We and the board of our general partner believe that Mr. Twele’s experience, knowledge, skills and expertise, including his understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

G. Louis Graziadio III was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Graziadio has served for over fifteen years as the president and chief executive officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely held California company involved in a wide range of investments and business ventures, including real estate and oil & gas. Mr. Graziadio is also chairman of the board and chief executive officer of Boss Holdings, Inc., a distributor of work and hunting gloves, rainwear, rain boots, industrial apparel, pet products, specialty merchandise, and wireless accessories for electronic and mobile devices, a position Mr. Graziadio has held for over five years. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, invest in private and public companies across a spectrum of industries. Since 1978, Mr. Graziadio has also been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio also serves as a director of Acacia Research Corporation. In the past five years, Mr. Graziadio has served on the board of directors of True Religion Apparel, Inc. until its sale in 2013.

We and the board of our general partner believe that Mr. Graziadio’s experience, knowledge, skills and expertise provide valuable perspective to our board and add significant value.

Paul M. Manheim was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Manheim is the President and CEO of HAL Real Estate Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets, a position Mr. Manheim has held since September 2015. Hal Real Estate Inc. is a subsidiary of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., in 1982 and filled various positions in the financial and corporate development areas. .. Mr. Manheim previously was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005. During the period from 2005 till 2015, Mr. Manheim was the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. He also serves on the board of directors and audit committee at FutureFuel Corp., a manufacturer of biofuels and chemical products, since 2011. Mr. Manheim previously served as a director of our parent and was chairman of our parent’s audit committee. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a chartered accountant in 1976. In the past five years, Mr. Manheim served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

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

Alain Louvel was appointed to serve as a member of the board of directors of our general partner in August 2013. After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas and for the next 33 years held numerous positions with Bank Paribas in France, Canada and the United States. From 1985 on, for a period of 10 years, he was responsible for the bank's energy, commodity and derivative activities, first in New York covering the Americas until 1991, and then in the Paris head office as global head. In 1996, Mr. Louvel returned to New York as the bank's head of territory for the Americas, and completed his banking career as head of risk Management Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Bank Paribas and BNP following the merger that formed BNP Paribas, until his retirement from the bank in 2007. Mr. Louvel currently serves as a director and/or member of the audit committee of Great West Life Insurance and Annuity, Putnam Investments LLC, Mountain Asset Management LLC and our parent. He is also a trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel previously served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange company and predecessor to our parent.

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

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2015 without qualification.

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

Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2015, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis.

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

Long-Term Incentive Plan

Prior to our IPO, the board of directors of our general partner adopted and our parent, as sole unitholder, approved the World Point Terminals, LP 2013 Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. Our general partner may issue our executive officers and other service providers long-term equity based awards under the plan, which awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders. We are responsible for the cost of awards granted under our LTIP and all determinations with respect to awards to be made under our LTIP are made by the board of directors of our general partner.

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation disclosure contained in this Report as required by Item 402(b) of Regulation S-K. Based on those reviews and discussions, the board of directors has recommended that the following compensation disclosure be included in the Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

Donald C. Bedell

G. Louis Graziadio, III

Edwin A. Levy

Paul F. Little

Alain Louvel

Paul M. Manheim

Paul A. Novelly

Steven G. Twele

2015 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2015 (and prior fiscal year) for our general partner’s principal executive officer (Mr. Novelly), principal operating officer (Mr. Fenton), principal financial officer (Mr. Affleck) and former principal financial officer (Mr. Twele). Messrs. Novelly, Fenton, Affleck and Twele are referred to collectively herein as our “named executive officers” or “NEOs”. As indicated above, we do not pay any separate amounts of compensation directly to our executive officers for their services to us, except for awards granted under our LTIP. No awards were granted under our LTIP for or during 2015.

(a)	(b)	(c)		(d)	(e)		(f)	(i)	(j)
Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Unit Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Paul A. Novelly	2015	—		—	—		—	—	—
Chief Executive Officer	2014	—		—	5,800,000	(1)	—	—	5,800,000

Kenneth E. Fenton	2015	—		—	—		—	—	—
President and Chief Operating Officer	2014	—		—	—		—	—	—

Jonathan Q. Affleck	2015	—		—	—		—	—	—
Chief Financial Officer
(Effective October 1, 2015)

Steven G. Twele	2015	500	(2)	—	—		—	—	500
Chief Financial Officer	2014	—		—	—		—	—	—
(Retired effective October 1, 2015)

(1)	Represents 250,000 restricted units granted under the LTIP. The dollar amount reflects the aggregate grant-date fair value of the restricted common units. The grant-date fair value is equal to $23.20, the closing price of our unrestricted common units on April 23, 2014.
(2)	Represents compensation paid to Mr. Twele for his service as a director of our general partner subsequent to his retirement on October 1, 2015. Because Mr. Twele was an employee of an affiliate of our general partner through September 30, 2015, he did not receive compensation for service as a director of our general partner prior to October 1, 2015.

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2015.

	Option Awards				Unit Awards
Name	Number of securities Underlying Unexercised Options Exercisable	Number of securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Paul A. Novelly	—	—	n/a	n/a	250,000	3,350,000
Kenneth E. Fenton	—	—	n/a	n/a	—	—
Jonathan Q. Affleck	—	—	n/a	n/a	—	—
Steven G. Twele	—	—	n/a	n/a	—	—

(1) Awards granted during 2014 vest on the three year anniversary date of the grant (with vesting to be accelerated upon a change of control).

(2) Amounts are based on the closing price of the units on December 31, 2015.

Director Compensation

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

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2015.

Director Compensation Table for 2015

Name	Fees earned or paid in cash ($)	Unit awards ($)(3)	All other compensation ($)	Total ($)

Paul A. Novelly (1)	—	—	—	—
Steven G. Twele (2)	—	—	—	—
Donald C. Bedell	18,000	—	—	18,000
G. Louis Graziadio, III	17,500	—	—	17,500
Edwin A. Levy	18,000	—	—	18,000
Paul F. Little	28,500	—	—	28,500
Alain Louvel	21,500	—	—	21,500
Paul M. Manheim	31,500	—	—	31,500

(1)	Because Mr. Novelly is an employee of an affiliate of our general partner, he does not receive compensation for service as a director of our general partner.
(2)	Because Mr. Twele was an employee of an affiliate of our general partner through September 30, 2015, he did not receive compensation for service as a director of our general partner prior to October 1, 2015. As Mr. Twele is one of our named executive officers for 2015, compensation amounts paid to Mr. Twele for his board service after October 1, 2015 are shown in the 2015 Summary Compensation Table above.
(3)	As of December 31, 2015, each Messrs. Bedell, Graziadio, Levy and Manheim held 3,334 unvested restricted units and Messrs. Little and Louvel held 10,000 unvested restricted units, previously granted to them under the LTIP.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Mr. Novelly is a director and executive officer of our general partner. Mr. Twele is a director of our general partner. Messrs. Novelly, Graziadio, Levy, and Bedell are directors of our parent. Messrs. Novelly, Manheim, Levy and Bedell are directors of FutureFuel Corp., the parent of a customer at one of our terminals.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information, as of March 25, 2016, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after March 25, 2016. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o World Point Terminals, LP, 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned

World Point Terminals, Inc.(2) (3)	6,423,007	35.0%	16,485,507	100.0%	65.7%
ClearBridge Investments, LLC (4) 620 8th Avenue, Suite 400 New York, NY 10018	2,541,240	13.8%	—	—	7.3%
Apex Holding Co. (13)	1,550,000	8.4%	—	—	4.4%
Paul A. Novelly (3) (5) (14)	2,637,143	14.4%	—	—	7.6%
Jonathan Q. Affleck (15)	467	*	—	—	*
Kenneth E. Fenton (6) (8)	8,000	*	—	—	*
Donald C. Bedell (6) (12)	15,600	*	—	—	*
G. Louis Graziadio, III (6) (10) (12)	18,400	*	—	—	*
Edwin A. Levy (6) (11) (12)	20,650	*	—	—	*
Paul F. Little (9)	25,000	*	—	—	*
Alain Louvel (9)	14,100	*	—	—	*
Paul M. Manheim (12)	27,834	*	—	—	*
Steven G. Twele (6) (7)	3,000	*	—	—	*
All executive officers and directors as a group (10 persons)	2,769,727	15.1%	—	—	7.9%

*	Less than 1.0%.

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.
(2)	The subordinated units beneficially owned by World Point Terminals, Inc. (“Parent”) are held directly by CPT 2010, LLC, a wholly owned subsidiary of Parent. Excludes the 0.0% general partner interest and related IDRs held by our general partner, which are not considered “units” for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a “unitholder.” The address for the Parent is 8235 Forsyth Blvd., Suite 400, Clayton, MO, 63105.
(3)	The Novelly Dynasty Trust and the Novelly Family Trust are trusts established by our chairman and chief executive officer, Paul A. Novelly for the benefit of his children and family members (collectively, the “Trusts”). Mr. Novelly is neither a trustee nor a beneficiary of the Trusts, which are irrevocable. The Trusts collectively own a controlling interest in Parent and as such, may be deemed to indirectly own the securities held by Parent. Paul A. Novelly II, Steven G. Twele and Karon M. Burns (collectively, the “Trustees”) serve as trustees of each of the Trusts and have shared investment and voting control over the securities held thereby, but may exercise such control only with the support of a majority of the trustees of each Trust. The Trustees and Mr. Novelly disclaim beneficial ownership of the securities of the Partnership held by the Parent and/or the Trusts.
(4)	Based upon the Schedule 13G filed on February 16, 2016 with the SEC with respect to our common units held as of December 31, 2015, ClearBridge Investments, LLC has sole voting and dispositive power as to 2,541,240 common units.
(5)	Includes 887,143 common units owned by St. Albans Global Management, Limited Partnership, LLLP, (“Global”). Mr. Novelly is president and chief executive of both Global and our general partner. Does not include common units or subordinated units beneficially owned by our Parent, as to which Mr. Novelly is chairman and chief executive officer. Also includes 250,000 restricted common units issued from the LTIP and owned by the Novelly Dynasty Trust, which will vest on April 23, 2017.
(6)	Messrs. Twele, Fenton, Bedell, Levy and Graziadio own minority interests in our Parent. Each of them disclaims beneficial ownership of securities of the Partnership held by our Parent.
(7)	Mr. Twele is the vice president of the general partner of Global and a trustee of the Trusts. Mr. Twele disclaims beneficial ownership of the securities of the Partnership held by our Parent, Global and the Trusts. Mr. Twele owns the units jointly with his spouse.
(8)	Mr. Fenton is the president and chief operating officer of our general partner. The units owned by Mr. Fenton are held by the Fenton Qualified Spousal Trust U/I July 18, 2012.
(9)	Includes 10,000 restricted common units granted from the LTIP which will vest on September 24, 2016.
(10)	Includes 5,600 units held by Mr. Graziadio’s minor children.
(11)	Includes 4,781 units held by the Edwin Levy Irrevocable Trust (the "E.L. Trust"), as to which the Reporting Person serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the E.L. Trust, except to the extent of his pecuniary interest therein; and 4,781 units held by the Carolyn Levy Irrevocable Trust (the "C.L. Trust"), as to which the Reporting Person's spouse serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the C.L. Trust, except to the extent of his pecuniary interest therein.
(12)	Includes 10,000 restricted common units granted from the LTIP of which one-third will vest on each of September 24, 2014, 2015 and 2016.
(13)	The common units beneficially owned by Apex Holding Co. are held directly by Apex, a wholly owned subsidiary of Apex Holding Co. The address for Apex Holding Co. and Apex is 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.
(14)	Includes 1,550,000 common units held directly by Apex, of which Apex Holding Co. is the sole shareholder. Mr. Novelly is the sole director of Apex Holding Co. and thus may be deemed to indirectly beneficially own the common units indirectly held by Apex Holding Co. Mr. Novelly disclaims beneficial ownership of the units held indirectly by Apex Holding Co., except to the extent of his pecuniary interest therein.
(15)	Mr. Affleck is the vice president and chief financial officer of our general partner.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see Item 11. Executive Compensation “Compensation Discussion and Analysis — Long-Term Incentive Plan.”

Plan Category	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights		(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by unitholders:
N/A	—		—		—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (1)	—	(2)	$16.95	(3)	2,660,000
Total for equity compensation plans	—		$16.95		2,660,000

(1)	The World Point Terminals, LP 2013 Long-Term Incentive Plan was adopted by our general partner in August 2013 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,000,000 common units to satisfy awards under the plan. As of December 31, 2015, 340,000 restricted units and 25,000 unit appreciation rights had been granted under the long-term incentive plan.
(2)	Pursuant to the 25,000 unit appreciation rights granted as of December 31, 2015, the participant is entitled to receive cash or units equal to the excess in unit price above the exercise price at the time of exercise. Because the exercise price exceeded the unit price at December 31, 2015, no units were issuable pursuant to the unit appreciation rights.
(3)	The amount shown represents the per unit exercise price of outstanding unit appreciation rights.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

As of March 25, 2016, our parent owns, directly or indirectly, 6,423,007 common units and 16,485,507 subordinated units representing an aggregate of approximately 65.7% limited partner interest in us, and owns and controls our general partner. Our parent also appoints all of the directors of our general partner, which maintains a 0.0% general partner interest in us and owns 20% of our IDRs. Apex owns approximately 8.4% of our common units and 20% of our IDRs. Our Controlling Shareholders own an additional 5.9% of our common units and 60% of our IDRs.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units (as of March 25, 2016) for four quarters, our parent and its affiliates would receive an annual distribution of approximately $30.8 million on their common units and subordinated units.

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

Terminaling Services Agreements with Apex

We entered into a terminaling services agreement with Apex under which Apex has agreed to store light refined products at nine of our terminals and asphalt at two of our termiinals. We and Apex have agreed to assign a minimum stipulated volume to each terminal (the sum of which initially equaled approximately 4.2 million barrels for our seven terminals), and we are obligated to make available to Apex sufficient storage capacity at each terminal to allow Apex to store such stipulated volumes of light refined products. Apex pays base storage services, whether or not Apex uses the storage. Apex also pays us excess storage fees for each barrel that exceeds stipulated volumes. We also charge Apex separate services fees for providing ancillary and additive services such as ethanol blending and additive injection. The terminalling storage agreements have been revised by subsequent amendments. As of December 31, 2015, taking into account the acquisition of the Greensboro and Salisbury terminals, the minimum stipulated volume committed to Apex was approximately 4.8 million barrels of light refined products and 0.5 million barrels of asphalt.

We also entered into a second terminaling services agreement with Enjet, LLC, or Enjet, a subsidiary of Apex, under which Enjet has agreed to store residual oils at two of our terminals. We and Enjet have agreed to a minimum storage commitment stipulated at each of these two terminals (the sum of which initially equaled approximately 1.1 million barrels of available storage capacity in the aggregate) and we are obligated to make available to Enjet sufficient storage capacity at each terminal to allow Enjet to store the stipulated volumes of residual oil. Enjet pays base storage services fees for each barrel stored at our terminals. Enjet also pays us excess storage fees for each barrel that exceeds the stipulated volumes. We also charge Enjet separate fees for providing ancillary and additive services. The terminaling storage agreements have been revised by subsequent amendments. As of December 31, 2015, the minimum stipulated volume committed to Enjet was approximately 1.4 million barrels.

The rates we charge Apex under the agreements are consistent with pricing prior to the execution of the new contracts August 14, 2013. The storage services fees we charge Apex under these agreements are subject to adjustment on January 1 of each year, beginning January 1, 2015, by an amount equal to 80% of the consumer price index, provided that (i) such adjustments may not increase the storage services fees by more than 3% per year or (ii) decrease the storage services fees. Additive and ancillary services fees under the agreement are also subject to annual adjustments, beginning January 1, 2015, by an amount equal to our actual increased costs for providing additives or such ancillary services.

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

Total charges for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Storage and other service fees	$37,044	$33,488	$28,634

Fees Paid to Affiliates

The following table summarizes direct and indirect costs associated with management and marketing services provided by affiliates, including compensation of its employees and payment for supplies and equipment (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Operating costs	$5,177	$3,015	$4,449
Reimbursement for management and marketing services	2,053	1,958	2,194
Reimbursement for supplies and equipment	53	156	-
	$7,283	$5,129	$6,643

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

Item 14.     Principal Accounting Fees and Services

We have engaged Deloitte & Touche, LLP, as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, Deloitte & Touche, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014

Audit Fees (1)	$270	$392
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$270	$392

(1)	Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Report.
(2)	Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.
(3)	Tax fees represent fees for professional services rendered in connection with tax compliance.
(4)	All other fees represent fees for services not classifiable under the other categories listed in the table above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. Deloitte & Touche, LLP’s engagement to conduct our 2015 and 2014 audits and quarterly reviews were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Documents filed as a part of this Annual Report.

1.      Financial Statements: see Item 8 Financial Statements and Supplementary Data “Index to Consolidated Financial Statements” set forth on page 67.

2.      Financial Statement Schedule: financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

3.      Exhibits: see “Exhibit Index” below.

Exhibit Index

Exhibit number	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
3.3	First Amendment to First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP, dated as of August 31, 2015 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on September 3, 2015).
10.1	Contribution, Conveyance and Assumption Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.2	Omnibus Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, Apex Oil Company, Inc., World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.3#	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.4#	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.5	Credit Agreement, dated as of August 14, 2013, among Center Point Terminal Company, LLC, LLC, as the Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.6†	World Point Terminals, LP 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.7#	Amendment to Terminaling Services Agreement dated as of January 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2014).
10.8#	Amendment to Terminaling Services Agreement dated as of March 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2014).
10.9#	Amendment to Terminaling Services Agreement dated as of July 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on August 13, 2014).
10.10

Amendment to Terminaling Services Agreement dated as of November 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 12, 2014).

10.11#	Amendment to Terminaling Services Agreement dated as of December 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.12	Amendment and Correction to Terminaling Services Agreement dated December 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC. (Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.13	Contribution Agreement dated as of December 16, 2014, by and among World Point Terminals, LP, Apex Oil Company, Inc., Petroleum Fuel & Terminal Company and Center Point Terminal Company, LLC. (Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.14#	Amendment to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.15#	Amendment and Correction to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.16	Amendment to Terminaling Services Agreement dated March 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC. (Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.17#	Amendment to Terminaling Services Agreement dated as of June 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on August 12, 2015).
10.18#	Amendment to Terminaling Services Agreement dated as of September 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 12, 2015).
10.19*#	Amendment to Terminaling Services Agreement dated as of October 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.20*#	Amendment to Terminaling Services Agreement dated as of November 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.21*	Amendment to Terminaling Services Agreement dated as of November 15, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.22*	Amendment to Terminaling Services Agreement dated as of December 18, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.23*	Amendment to Terminaling Services Agreement dated as of October 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC.
10.24*	Amendment to Terminaling Services Agreement dated as of November 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC.
21.1	List of Subsidiaries of World Point Terminals, LP (incorporated herein by reference to Exhibit 21.1 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on July 23, 2013).
23.1*	Consent of Deloitte & Touche, LLP.
31.1*	Certification of Paul A. Novelly pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jonathan Q. Affleck pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

World Point Terminals, LP
(Registrant)

By: WPT GP, LLC, its general partner

By:	/s/ Jonathan Q. Affleck
Jonathan Q. Affleck, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul A. Novelly	By:	/s/ Alain Louvel
Paul A. Novelly, Chairman and Chief Executive Officer		Alain Louvel, Director

By:	/s/ Jonathan Q. Affleck	By:	/s/ Paul F. Little
Jonathan Q. Affleck, Vice President and Chief Financial Officer		Paul F. Little, Director

By:	/s/ Kenneth E. Fenton	By:	/s/ Donald C. Bedell
Kenneth E. Fenton, President and Chief Operating Officer		Donald C. Bedell, Director

By:	/s/ G. Louis Graziadio III	By:	/s/ Paul M. Manheim
G. Louis Graziadio III, Director		Paul M. Manheim, Director

By:	/s/ Edwin A. Levy	By:	/s/ Steven G. Twele
Edwin A. Levy, Director		Steven G. Twele, Director

Date: March 29, 2016