Form 10-Q
period 2016-03-31
World Point Terminals, LP
filed 2016-05-10
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

On May 6, 2016, the registrant had 18,375,507 common units and 16,485,507 subordinated units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Dollars in thousands)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$7,953	$12,186
Accounts receivable, net of allowances of $27 and $25, respectively	3,328	2,603
Accounts receivable – affiliates	5,400	810
Short-term investments	3,860	3,857
Prepaid insurance	79	161
Prepaid insurance — affiliates	774	110
Income tax receivable	55	54
Other current assets	937	553
Total current assets	22,386	20,334

Property, plant and equipment, net	170,880	171,488
Goodwill	559	559
Acquired customer contracts, net	4,275	4,560
Investment in joint venture	9,181	8,961
Other assets	475	521
Total Assets	$207,756	$206,423

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$3,172	$4,274
Accrued liabilities	1,159	1,195
Due to affiliate companies	467	1,431
Deferred revenue – short-term – affiliates	1,608	802
Income taxes payable	148	102
Total current liabilities	6,554	7,804

Deferred revenue – long-term	340	254
Deferred revenue – long-term – affiliates	5,093	2,071
Other noncurrent liabilities	1,129	1,253
Total liabilities	13,116	11,382

Commitments and contingencies (Notes 9 and 17)	-	-

Partners’ Equity
Common units (18,375,507 units issued and outstanding at March 31, 2016 and December 31, 2015)	139,469	139,380
Subordinated units (16,485,507 units issued and outstanding at March 31, 2016 and December 31, 2015)	55,171	55,661
General partner interest (0% interest)	-	-
Total partners’ equity	194,640	195,041
Total Liabilities and Partners’ Equity	$207,756	$206,423

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2016 and March 31, 2015

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES
Third parties	$13,980	$15,274
Affiliates	10,585	9,869
	24,565	25,143

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	6,634	7,326
Operating expenses reimbursed to affiliates	971	733
Selling, general and administrative expenses	1,041	1,037
Selling, general and administrative expenses reimbursed to affiliates	612	450
Depreciation and amortization	5,909	6,173
Income from joint venture	(220)	(109)
Total operating costs, expenses and other	14,947	15,610

INCOME FROM OPERATIONS	9,618	9,533

OTHER INCOME/(EXPENSE)
Interest expense	(207)	(205)
Interest and dividend income	56	85
Gain on investments and other-net	4	94
Income before income taxes	9,471	9,507
Provision for income taxes	49	8
NET INCOME	$9,422	$9,499

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.27	$0.27
Subordinated	$0.27	$0.27
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	18,375,507
Subordinated	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities
Net income	$9,422	$9,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,909	6,173
Amortization of deferred financing costs	46	46
Gain on marketable securities	(3)	(82)
Equity based compensation	634	635
Income from joint venture	(220)	(109)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(725)	(1,029)
Prepaid insurance	(582)	(847)
Other current assets and other assets	(384)	40
Accounts payable	(766)	(1,352)
Accrued liabilities	(35)	(34)
Deferred revenue	(115)	(100)
Income taxes payable/receivable	45	1
Due to/due from affiliated companies	(1,525)	20
Other noncurrent liabilities	(124)	9
Net cash provided by operating activities	11,577	12,870
Cash flows from investing activities
Purchase of short-term investments	-	(129)
Capital expenditures	(5,352)	(5,315)
Net cash used in investing activities	(5,352)	(5,444)
Cash flows from financing activities
Distributions to unitholders	(10,458)	(10,458)
Net cash used in financing activities	(10,458)	(10,458)
Net change in cash and cash equivalents	(4,233)	(3,032)
Cash and cash equivalents at beginning of year	12,186	18,429
Cash and cash equivalents at end of period	$7,953	$15,397

Cash paid for interest	$152	$150
Cash paid for income taxes	$-	$8
Noncash operating transactions – deferred revenue included in due to/due from affiliated companies	$4,029	-
Noncash investing transactions – property and equipment additions included in accounts payable	$839	$1,112
Noncash financing and investing transactions – issuance of units for acquisition of terminal business	$-	$31,186

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016

(Dollars in thousands)

(Unaudited)

	Partnership
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	2,540	-	-
Net income	17,463	15,666	-
Distributions	(22,050)	(19,782)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – DECEMBER 31, 2015	$139,380	$55,661	$-
Equity based compensation expense	635	-	-
Net income	4,966	4,456	-
Distributions	(5,512)	(4,946)	-
BALANCE – MARCH 31, 2016	$139,469	$55,171	$-

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2015 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Partnership’s financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three months ended March 31, 2016 and 2015. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Common units	18,375,507	18,375,507
Subordinated units	16,485,507	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$4,966	$4,456	$9,422	$5,007	$4,492	$9,499
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$4,966	$4,456	$9,422	$5,007	$4,492	$9,499
Weighted average limited partner units outstanding:
Common units – public[1]	11,952,500			11,952,500
Common units – parent	6,423,007			6,423,007
Subordinated units – Parent		16,485,507			16,485,507
Earnings per unit	$0.27	$0.27		$0.27	$0.27

[1]	As of March 31, 2016, Apex Oil Company, Inc. (“Apex”) owns 1,550,000 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);

•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Our unitholders and the holders of our IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000
July 1, 2015 through September 30, 2015	October 14, 2015	$10,458	$0.3000
October 1, 2015 through December 31, 2015	January 14, 2016	$10,458	$0.3000
January 1, 2016 through March 31, 2016	April 14, 2016	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

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

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 43% and 39% of the Partnership’s first three months 2016 revenues and 2015 revenues, respectively, and another customer that comprised approximately 11% and 10% of the Partnership’s first three months 2016 revenues and 2015 revenues, respectively, under both short term and long term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The carrying amounts of accounts receivable are reduced through the use of an allowance for doubtful accounts and the amount of the loss is recognized in the consolidated statements of income. The allowance for doubtful accounts is determined by specific customer balance analysis. When a receivable balance is considered uncollectable, it is written off against the allowance for accounts receivable. Subsequent recoveries of amounts previously written off reduce expenses in the consolidated statements of income. Historically trade credit losses have been minimal.

The Partnership has equity investments in marketable securities, including certain preferred stocks and debt securities. The Partnership seeks to mitigate risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities, measured at fair value in the consolidated balance sheets, consisted of the following as of March 31, 2016 and December 31, 2015:

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,953	$-	$-	$7,953

Short-term investments
Exchange traded debt securities	520	-	-	520
Preferred stocks	3,340	-	-	3,340
Total short-term investments	3,860	-	-	3,860
Total assets at fair value	$11,813	$-	$-	$11,813
Long-term incentive plan liability	$-	$3	$-	$3

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,186	$-	$-	$12,186

Short-term investments
Exchange traded debt securities	517	-	-	517
Preferred stocks	3,340	-	-	3,340
Total short-term investments	$3,857	$-	$-	$3,857
Total assets at fair value	$16,043	$-	$-	$16,043
Long-term incentive plan liability	$-	$4	$-	$4

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

Short-Term Investments— The short-term investments consist of investments in listed exchange traded debt securities and preferred stocks. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015

Allowance for doubtful receivable at January 1	$25	$8
Additions charged to expense	2	28
Subtractions included in income	-	(11)
	$27	$25

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

March 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	246,698	139,568	107,130
Docks and jetties	17,943	7,058	10,885
Machinery and equipment	10,132	7,387	2,745
Buildings	2,703	928	1,775
Other	11,773	4,387	7,386
Assets under construction	8,395	-	8,395
	$330,208	$159,328	$170,880

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	241,985	135,031	106,954
Docks and jetties	17,937	6,634	11,303
Machinery and equipment	10,081	7,026	3,055
Buildings	2,628	897	1,731
Other	11,153	4,117	7,036
Assets under construction	8,845	-	8,845
	$325,193	$153,705	$171,488

7)	TERMINAL ACQUISITIONS

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

Acquired customer contracts consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Cost	$5,700	$5,700
Less accumulated amortization	(1,425)	(1,140)
	$4,275	$4,560

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $302 and $273 for the three months ended March 31, 2016 and 2015, respectively. These leases expire from March 31, 2017 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2016 and for the years ending December 31 thereafter are as follows:

2016	$416
2017	577
2018	569
2019	479
2020	44
Thereafter	5
$2,090

10)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of March 31, 2016 and December 31, 2015. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. Center Point incurred commitment fees of $152 and $150 for the three months ended March 31, 2016 and 2015, respectively, which have been recorded as interest expense. As of March 31, 2016 and December 31, 2015, Center Point had future estimated minimum loan commitment fees of $1,442 and $1,593, respectively.

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $668 and $631 at March 31, 2016 and December 31, 2015, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

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

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $52 and $57 for the three months ended March 31, 2016 and 2015, respectively.

14)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended March 31,
	2016	2015
Current	$49	$8
Deferred	-	-
Total	$49	$8

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012. As of March 31, 2016 and December 31, 2015, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

	For the Three Months Ended March 31,
	2016	2015
Operating costs	$971	$733
Reimbursement for management and marketing services	612	450
	$1,583	$1,183

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended March 31,
	2016	2015
Affiliate revenues	$10,585	$9,869

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The Partnerships assets and liabilities included the following related party balances:

	March 31, 2016	December 31, 2015
Accounts receivable - affiliates	$5,400	$810
Prepaid insurance – affiliates	774	110
Due to affiliates	467	1,431
Deferred revenue – short-term – affiliates	1,608	802
Deferred revenue – long-term – affiliates	5,093	2,071

16)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue.

The following table summarizes the Partnership’s deferred revenue activity:

	March 31, 2016	December 31, 2015
Balance at January 1	$3,127	$1,762
Additions	4,115	2,001
Amortization	(201)	(636)
Balance at period end	$7,041	$3,127

Deferred revenue – short-term – affiliates	$1,608	$802
Deferred revenue – long-term	$340	$254
Deferred revenue – long-term - affiliates	$5,093	$2,071

17)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material impact on the results of operations, cash flows or financial condition of the Partnership. As a result, the Partnership has not accrued for any loss contingencies in 2016 and 2015.

18)	EQUITY-BASED COMPENSATION

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of March 31, 2016, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The restricted units vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited condensed consolidated balance sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the common units. For each of the three month periods ended March 31, 2016 and 2015, we recorded non-cash compensation expense relating to the restricted units of approximately $635.

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented on our unaudited condensed consolidated balance sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black Scholes model. Because the UARs may be settled in units or cash at the option of the participant, they have been recorded utilizing the liability method. For the three months ended March 31, 2016, non-cash compensation expense relating to the UARs decreased approximately $1. The exercise price of the UARs is the fair market value of a unit on the grant date.

The following table summarizes awards granted pursuant to the LTIP through March 31, 2016. There were no forfeitures through March 31, 2016.

	UARs Awarded	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	-	90,000	33,330	$20.21
April 23, 2014[2]	-	250,000	-	$23.20
July 6, 2015[3]	25,000	-	-	$16.95

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

3 UARs awarded to an employee of the General Partner

As of March 31, 2016 the Partnership had unrecognized compensation expense of $2,360.

19)	SUBSEQUENT EVENTS

On April 14, 2016 the Board of Directors declared a cash distribution of $0.30 per unit for the period from January 1, 2016 through March 31, 2016. The distribution is payable on May 13, 2016 to unitholders of record on April 28, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements, including the notes thereto, set forth herein. The following information and such unaudited consolidated financial statements should also be read in conjunction with our 2015 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Without limiting the generality of the foregoing, these statements are based on certain assumptions made by the Partnership based on management’s experience, expectations and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the volumes of light refined products, heavy refined products and crude oil we handle;

•	the terminaling and storage fees with respect to volumes that we handle;

•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;

•	prevailing economic and market conditions;

•	difficulties in collecting our receivables because of credit or financial problems of customers;

•	fluctuations in the prices for crude oil and refined petroleum products;

•	liabilities associated with the risks and operational hazards inherent in gathering, storing, handling and transporting crude oil and refined petroleum products;

•	curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack;

•	costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity;

•	costs associated with compliance with evolving environmental laws and regulations on climate change; and

•	other factors discussed below and elsewhere in “Risk Factors” in our 2015 Form 10-K.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 in Part 1, Item 1A,“Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of March 31, 2016, had a combined available storage capacity of 15.5 million barrels. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina (0.7 million barrels), increasing our storage capacity 5%. On September 14, 2015, we acquired a terminal in Salisbury, Maryland (0.2 million barrels), increasing our storage capacity an additional 1%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

We have recently completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and expect to place the tanks in service during the second quarter of 2016.

On September 14, 2015, we acquired a terminal in Salisbury, Maryland with a storage capacity of 177,000 barrels for the storage of gasoline, ultra-low-sulfur-diesel, heating oil and ethanol. The terminal was purchased for $1.0 million and is served by truck and barge. Approximately 83% of the terminal capacity is under contract with Apex Oil Company, Inc. (“Apex”) through at least September 30, 2018.

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

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For each of the three months ended March 31, 2016 and 2015, we generated approximately 83% of our revenue from storage services fees. Of our revenue for the three months ended March 31, 2016 and 2015, approximately 83% and 82%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of March 31, 2016, approximately 91% of our total available storage capacity was under contract. During the five years ended December 31, 2015, more than 91% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers including Apex, which represent approximately 83% of our revenue for the three months ended March 31, 2016, have used our services for an average of more than ten years.

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

Effective January 1, 2016 we entered into a profit sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity. There was no profit sharing revenue generated during the three months ended March 31, 2016.

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

Customers and Competition

We provide storage and terminaling services for a broad mix of customers, including major integrated oil companies, marketers, distributors and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. The terminaling and storage markets in which we operate are very competitive, and we compete with operators of other terminaling facilities on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. In addition, we also compete with major integrated oil companies, many of whom are also our customers, that own terminals. We continuously monitor the competitive environment, the evolving needs of our customers, current and forecasted market conditions and the competitiveness of our service offerings in order to maintain the proper balance between optimizing near-term earnings and cash flow and positioning the business for sustainable long-term growth. Because of the significant investments we have made in maintaining high quality assets and because terminaling and storage are our core business, we believe that we can be more flexible and responsive to the needs of our customers than many of our competitors.

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

We have recently completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and expect to place the tanks in service during the second quarter of 2016.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

REVENUES
Third parties	$13,980	$15,274
Affiliates	10,585	9,869
	24,565	25,143

Operating costs, expenses and other
Operating expenses	6,634	7,326
Operating expenses reimbursed to affiliates	971	733
Selling, general and administrative expenses	1,041	1,037
Selling, general and administrative expenses reimbursed to affiliates	612	450
Depreciation and amortization	5,909	6,173
Income from joint venture	(220)	(109)
Total operating costs, expenses and other	14,947	15,610

INCOME FROM OPERATIONS	9,618	9,533

OTHER INCOME (EXPENSE)
Interest expense	(207)	(205)
Interest and dividend income	56	85
Gain on investments and other-net	4	94
Income before income taxes	9,471	9,507
Provision for income taxes	49	8
NET INCOME	$9,422	$9,499

Operating Data:
Available storage capacity, end of period (mbbls)	15,452	15,275
Average daily terminal throughput (mbbls)	147	192

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Storage services fees:
Base storage services fees	$20,295	$20,525
Excess storage services fees	95	309
Ancillary services fees	3,317	3,406
Additive services fees	858	903
Revenue	$24,565	$25,143

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015

Operating expenses:
Labor	$3,260	$3,313
Utilities	1,300	1,237
Insurance premiums	436	509
Repairs and maintenance	823	1,131
Property taxes	669	628
Other	1,117	1,241
Total operating expenses	$7,605	$8,059
Less operating expenses reimbursed to affiliates	(971)	(733)
Operating expenses	$6,634	$7,326

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues for the three months ended March 31, 2016 decreased $0.6 million compared to the three months ended March 31, 2015.

Storage Services Fees. Storage services fees decreased $0.4 million for the three months ended March 31, 2016 compared to the same quarter in the prior year.

•	Base storage services fees. Base storage services fees for the three months ended March 31, 2016 decreased $0.2 million, or 1%, from the three months ended March 31, 2015 primarily as a result of contracts that terminated in the second half of 2015 at the Chickasaw and Galveston terminals, partially offset by additional capacity placed under month-to-month contract at the Blakeley Island terminal and the addition of the Salisbury terminal.
•	Excess storage services fees. Excess storage services fees for the three months ended March 31, 2016 decreased $0.2 million, or 69%, compared to the three months ended March 31, 2015, primarily as a result of decreased throughput at our Newark and Weirton terminals.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended March 31, 2016 decreased $0.1 million, or 3%, compared to the three months ended March 31, 2015, primarily as a result of reduced barge loading fees at the Newark terminal and reduced heating fees at the Pine Bluff terminal, partially offset by increased polymer processing activity at the Granite City terminal.

Operating Expenses. Total operating expenses for the three months ended March 31, 2016 decreased $0.5 million, or 6%, compared to the three months ended March 31, 2015. This decrease was primarily attributable to a (i) $0.3 million decrease in repairs and maintenance due to periodic tank cleaning and repairs in 2015, (ii) $0.1 million decrease in insurance and labor expense, and (iii) $0.1 million decrease in other expenses primarily due to 2015 security and equipment rental expenses at the Chickasaw terminal that were reduced in 2016, offset by a $0.1 million increase in utilities and property taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the three months ended March 31, 2016 increased $0.2 million, or 11%, compared to the three months ended March 31, 2015 primarily as a result of a (i) $0.1 million combined increase in accounting, audit and directors’ fees and (ii) $0.1 million increase in administrative salaries expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2016 decreased $0.3 million, or 4%, compared to the three months ended March 31, 2015. This decrease is primarily due to terminal assets that became fully depreciated in December of 2015 and January of 2016 at the Baltimore and Newark terminals.

Interest Expense. Interest expense for the three months ended March 31, 2016 increased slightly compared to the three months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2016 decreased slightly compared to the three months ended March 31, 2015. This decrease was attributable to lower amounts of short-term investments held during the first quarter of 2016.

Gain on Investments and Other—Net. Gain on investments for the three months ended March 31, 2016 decreased $0.1 million compared to the three months ended March 31, 2015. The decrease was primarily attributable to a smaller mark-to market gain on investments recorded at March 31, 2016.

Income Tax Expense. Income tax expense for the three months ended March 31, 2016 increased slightly compared with the three months ended March 31, 2015.

Net Income. Net income for the three months ended March 31, 2016 decreased $0.1 million, or 1%, compared to the three months ended March 31, 2015.

Average Daily Terminal Throughput. Average daily terminal throughput for the three months ended March 31, 2016 decreased 45 mbbls or, 23%, compared to the three months ended March 31, 2015 primarily as a result of decreased throughput at our Newark and Weirton terminals.

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

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$9,422	$9,499
Depreciation and amortization	5,909	6,173
Depreciation and amortization – CENEX joint venture	129	111
Provision for income taxes	49	8
Interest expense	207	205
Interest and dividend income	(56)	(85)
Equity based compensation expense	634	635
(Gain) loss on investments and other - net	(4)	(94)
Adjusted EBITDA	$16,290	$16,452

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of March 31, 2016.

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

For the three months ended March 31, 2016, our capital expenditures were $5.4 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Maintenance capital expenditures	$1,673	$1,097
Expansion capital expenditures	3,679	4,218
Total	$5,352	$5,315

Of the $3.7 million of expansion capital expenditures during the first three months of 2016, $0.2 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $3.5 million was used to add additional capacity at our terminals, including $1.3 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals, $1.6 million used to construct additional tanks at the North Little Rock terminal and $0.6 million used to make repairs at the Salisbury terminal. During the quarter ended March 31, 2016 all capital expenditures were funded from operations.

We anticipate that maintenance capital expenditures will continue to be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$11,577	$12,870
Net cash used in investing activities	$(5,352)	$(5,444)
Net cash used in financing activities	$(10,458)	$(10,458)

Cash Flows From Operating Activities. Net cash flows from operating activities for the three months ended March 31, 2016 decreased $1.3 million compared to the three months ended March 31, 2015. The decrease was primarily attributable to a (i) $1.0 million decrease in cash generated from working capital, (ii) $0.3 million decrease in depreciation and amortization, (ii) $0.1 million increase in income from joint venture, (iii) $0.1 million decrease in net income, and (iv) $0.2 million decrease in the change in long-term deferred revenue and other liabilities, offset by a (i) $0.3 million increase in the change in prepaid insurance and (ii) $0.1 million decrease in the gain on marketable securities.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2016 decreased $0.1 million compared to the three months ended March 31, 2015. This decrease was primarily attributable to a decrease in purchases of short-term investments.

Cash Flows From Financing Activities. There was no change in cash flows used in financing activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

March 31, 2016 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Loan commitment fee	$1,442	$608	$834	$-	$-
Operating lease obligations	2,090	602	1,439	49	-
Total	$3,532	$1,210	$2,273	$49	$-

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

During 2015, some customers did not renew their contracts. As a result, approximately 580,000 barrels of tankage was placed under “spot” (month-to-month) contracts at the Galveston terminal. As of March 31, 2016, 518,000 barrels of tankage remain under spot contracts at the Galveston terminal. There is no certainty that we will be able to keep those tanks under contract throughout 2016. In addition, there is no certainty that contracts expiring in 2016 will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2020 based on remaining contract terms at March 31, 2016 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2016	$50,732
2017	42,249
2018	11,008
2019	3,629
2020	1,384

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

Entry of Competitors into the Markets in Which We Operate

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites with comparable connectivity suitable for development. Despite these barriers, there has been significant new construction of residual fuel storage facilities along the Gulf Coast in recent years.

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes the January 2015 acquisition of the Greensboro, North Carolina terminal from Apex, as well as the September 2015 acquisition of the Salisbury, Maryland terminal and the construction of additional tanks at our North Little Rock terminial. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

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

Critical Accounting Policies and Estimates

As of March 31, 2016, there have been no significant changes to our critical accounting policies and estimates disclosed in the Partnership’s 2015 Annual Report on Form 10-K.

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

At March 31, 2016, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks set forth in Part 1, Item, 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on September 4, 2015).
10.1#*	Amendment to Terminaling Services Agreement dated as of January 1, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.2*	Amendment to Terminaling Services Agreement dated as of February 1, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

	By:	WPT GP, LLC, its General Partner

Date: May 9, 2016	By:	/s/ Jonathan Q. Affleck
Jonathan Q. Affleck
Vice President and Chief Financial Officer

