Form 10-Q
period 2016-06-30
World Point Terminals, LP
filed 2016-08-09
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

On August 9, 2016, the Registrant had 18,375,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Dollars in thousands)

(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current Assets
Cash and cash equivalents	$11,964	$12,186
Accounts receivable, net of allowances of $66 and $25, respectively	3,729	2,603
Accounts receivable – affiliates	1,204	810
Short-term investments	3,938	3,857
Prepaid insurance	24	161
Prepaid insurance – affiliates	729	110
Income tax receivable	55	54
Other current assets	705	553
Total current assets	22,348	20,334

Property, plant and equipment, net	172,136	171,488
Goodwill	559	559
Acquired customer contracts, net	3,990	4,560
Investment in joint venture	8,162	8,961
Other assets	429	521
Total Assets	$207,624	$206,423

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$3,531	$4,274
Accrued liabilities	1,603	1,195
Due to affiliate companies	284	1,431
Deferred revenue – short-term – affiliates	1,608	802
Income taxes payable	101	102
Total current liabilities	7,127	7,804

Deferred revenue – long-term	340	254
Deferred revenue – long-term – affiliates	4,692	2,071
Other noncurrent liabilities	1,086	1,253
Total liabilities	13,245	11,382

Commitments and contingencies (Notes 9 and 17)	-	-

Partners’ Equity
Common units (18,375,507 units issued and outstanding at June 30, 2016 and December 31, 2015)	139,632	139,380
Subordinated units (16,485,507 units issued and outstanding at June 30, 2016 and December 31, 2015)	54,747	55,661
General partner interest (0% interest)	-	-
Total partners’ equity	194,379	195,041
Total Liabilities and Partners’ Equity	$207,624	$206,423

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Income

For the Three Months and Six Months Ended June 30, 2016 and June 30, 2015

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES
Third parties	$14,707	$15,183	$28,687	$30,457
Affiliates	10,403	9,254	20,988	19,123
	25,110	24,437	49,675	49,580

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	7,247	7,324	13,881	14,650
Operating expenses reimbursed to affiliates	1,015	653	1,986	1,386
Selling, general and administrative expenses	850	923	1,891	1,960
Selling, general and administrative expenses reimbursed to affiliates	574	441	1,186	891
Depreciation and amortization	5,984	6,285	11,893	12,458
Income from joint venture	(197)	(61)	(417)	(170)
Total operating costs, expenses and other	15,473	15,565	30,420	31,175

INCOME FROM OPERATIONS	9,637	8,872	19,255	18,405

OTHER INCOME/(EXPENSE)
Interest expense	(207)	(206)	(414)	(411)
Interest and dividend income	54	92	110	177
Gain (loss) on investments and other-net	121	(162)	125	(68)
Income before income taxes	9,605	8,596	19,076	18,103
Provision for income taxes	43	22	92	30
NET INCOME	$9,562	$8,574	$18,984	$18,073

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.27	$0.25	$0.54	$0.52
Subordinated	$0.27	$0.25	$0.54	$0.52
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	18,375,507	18,375,507	18,375,507
Subordinated	16,485,507	16,485,507	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and June 30, 2015

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities
Net income	$18,984	$18,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,893	12,458
Amortization of deferred financing costs	92	92
Loss (gain) on marketable securities	(81)	98
Equity based compensation	1,271	1,270
Income from joint venture	(417)	(170)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(1,126)	(440)
Prepaid insurance	(482)	(269)
Other current assets and other assets	(152)	(89)
Accounts payable	(1,192)	(2,325)
Accrued liabilities	407	372
Deferred revenue	3,513	1,766
Income taxes payable/receivable	(2)	(187)
Due to affiliated companies	(1,541)	(2,229)
Other noncurrent liabilities	(167)	18
Net cash provided by operating activities	31,000	28,438
Cash flows from investing activities
Purchase of short-term investments	-	(129)
Proceeds from sale of short-term investments	-	1,872
Distribution from CENEX joint venture	1,216	-
Capital expenditures	(11,522)	(11,128)
Net cash used in investing activities	(10,306)	(9,385)
Cash flows from financing activities
Distributions to unitholders	(20,916)	(20,916)
Net cash used in financing activities	(20,916)	(20,916)
Net change in cash and cash equivalents	(222)	(1,863)
Cash and cash equivalents at beginning of year	12,186	18,429
Cash and cash equivalents at end of period	$11,964	$16,566

Cash paid for interest	$303	$302
Cash paid for income taxes	$97	$217
Noncash investing transactions – property and equipment additions included in accounts payable	$1,622	$1,215
Noncash financing and investing transactions – issuance of units for acquisition of terminal business	$-	$31,186

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016

(Dollars in thousands)

(Unaudited)

	Partnership

	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	2,540	-	-
Net income	17,463	15,666	-
Distributions	(22,050)	(19,782)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – DECEMBER 31, 2015	$139,380	$55,661	$-
Equity based compensation expense	1,270	-	-
Net income	10,007	8,977	-
Distributions	(11,025)	(9,891)	-
BALANCE – JUNE 30, 2016	$139,632	$54,747	$-

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2015 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Partnership’s financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and six months ended June 30, 2016 and 2015. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Common Units	18,375,507	18,375,507
Subordinated Units	16,485,507	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$5,041	$4,521	$9,562	$10,007	$8,977	$18,984
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$5,041	$4,521	$9,562	$10,007	$8,977	$18,984
Weighted average limited partner units outstanding:
Common Units – Public[1]	11,952,500			11,952,500
Common Units – Parent	6,423,007			6,423,007
Subordinated Units – Parent		16,485,507			16,485,507
Earnings per unit	$0.27	$0.27		$0.54	$0.54

[1]	As of June 30, 2016, Apex Oil Company, Inc. (“Apex”) owns 1,550,000 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);
•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and
•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Our unitholders and the holders of our IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000
July 1, 2015 through September 30, 2015	October 14, 2015	$10,458	$0.3000
October 1, 2015 through December 31, 2015	January 14, 2016	$10,458	$0.3000
January 1, 2016 through March 31, 2016	April 14, 2016	$10,458	$0.3000
April 1, 2016 through June 30, 2016	July 15, 2016	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 42% and 38% of the Partnership’s first six months 2016 and 2015 revenues, respectively, and another customer that comprised approximately 11% of the Partnership’s first six months 2016 and 2015 revenues, under both short-term and long-term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities, measured at fair value in the consolidated balance sheets, consisted of the following as of June 30, 2016 and December 31, 2015:

June 30, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,964	$-	$-	$11,964

Short-term investments
Exchange traded debt securities	533	-	-	533
Preferred stocks	3,405	-	-	3,405
Total short-term investments	3,938	-	-	3,938
Total assets at fair value	$15,902	$-	$-	$15,902
Long-term incentive plan liability	$-	$5	$-	$5

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,186	$-	$-	$12,186

Short-term investments
Exchange traded debt securities	517	-	-	517
Preferred stocks	3,340	-	-	3,340
Total short-term investments	$3,857	$-	$-	$3,857
Total assets at fair value	$16,043	$-	$-	$16,043
Long-term incentive plan liability	$-	$4	$-	$4

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015

Allowance for doubtful receivable at January 1	$25	$8
Additions charged to expense	41	28
Subtractions included in income	-	(11)
	$66	$25

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

June 30, 2016	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	246,798	144,166	102,632
Docks and jetties	17,943	7,482	10,461
Machinery and equipment	10,251	7,749	2,502
Buildings	2,710	960	1,750
Other	11,847	4,666	7,181
Assets under construction	15,046	-	15,046
	$337,159	$165,023	$172,136

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	241,985	135,031	106,954
Docks and jetties	17,937	6,634	11,303
Machinery and equipment	10,081	7,026	3,055
Buildings	2,628	897	1,731
Other	11,153	4,117	7,036
Assets under construction	8,845	-	8,845
	$325,193	$153,705	$171,488

7)	TERMINAL ACQUISITIONS

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

Acquired customer contracts consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Cost	$5,700	$5,700
Less accumulated amortization	(1,710)	(1,140)
	$3,990	$4,560

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. These leases expire from March 31, 2017 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock. Lease expense for the periods indicated were:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$244	$304	$546	$577

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2016 and for the years ending December 31 thereafter are as follows:

2016	$269
2017	577
2018	570
2019	479
2020	43
Thereafter	5
$1,943

10)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of June 30, 2016 and December 31, 2015. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. As of June 30, 2016 and December 31, 2015, Center Point had future estimated minimum loan commitment fees of $1,290 and $1,593, respectively. Center Point incurred commitment fees, which have been recorded as interest expense, for the periods indicated as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$151	$152	$303	$302

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $677 and $658 at June 30, 2016 and December 31, 2015, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

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

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$69	$62	$121	$119

14)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Current	$43	$22	$92	$30

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012. As of June 30, 2016 and December 31, 2015, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating costs	$1,015	$653	$1,986	$1,386
Reimbursement for management and marketing services	574	441	1,186	891
	$1,589	$1,094	$3,172	$2,277

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Affiliate revenues	$10,403	$9,254	$20,988	$19,123

The Partnerships assets and liabilities included the following related party balances:

	June 30, 2016	December 31, 2015
Accounts receivable – affiliates	$1,204	$810
Prepaid insurance – affiliates	729	110
Due to affiliates	284	1,431
Deferred revenue – short-term – affiliates	1,608	802
Deferred revenue – long-term – affiliates	4,692	2,071

16)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue - affiliate.

The non-affiliate deferred revenue balance is related to storage service fees received in advance from terminal customers.

The following table summarizes the Partnership’s deferred revenue activity:

	June 30, 2016	December 31, 2015
Balance at January 1	$3,127	$1,762
Additions	4,115	2,001
Amortization	(602)	(636)
Balance at period end	$6,640	$3,127

Deferred revenue – short-term – affiliates	$1,608	$802
Deferred revenue – long-term	$340	$254
Deferred revenue – long-term - affiliates	$4,692	$2,071

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

17)	CONTINGENCIES

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

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of June 30, 2016, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

The restricted units vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the Common Units. The Partnership recorded non-cash compensation expense related to the restricted units as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$635	$635	$1,270	$1,270

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented on our unaudited condensed consolidated balance sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black Scholes model. Because the UARs may be settled in units or cash at the option of the participant, they have been recorded utilizing the liability method. Non-cash compensation expense relating to the UARs was $2 for the three months ended June 30, 2016 and $1 for the six months ended June 30, 2016. The exercise price of the UARs is the fair market value of a unit on the grant date.

The following table summarizes awards granted pursuant to the LTIP through June 30, 2016. There were no forfeitures through June 30, 2016.

	UARs Awarded	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	-	90,000	33,330	$20.21
April 23, 2014[2]	-	250,000	-	$23.20
July 6, 2015[3]	25,000	-	-	$16.95

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

3 UARs awarded to an employee of the General Partner

As of June 30, 2016, the Partnership had unrecognized compensation expense of $1,727.

19)	SUBSEQUENT EVENTS

On July 15, 2016 the Board of Directors declared a cash distribution of $0.30 per unit for the period from April 1, 2016 through June 30, 2016. The distribution is payable on August 12, 2016 to unitholders of record on July 28, 2016.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of June 30, 2016, had a combined available storage capacity of 15.5 million barrels. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina (0.7 million barrels), increasing our storage capacity 5%. On September 14, 2015, we acquired a terminal in Salisbury, Maryland (0.2 million barrels), increasing our storage capacity an additional 1%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

We have recently completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and expect to place the tanks in service during the third quarter of 2016.

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

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For each of the six months ended June 30, 2016 and 2015, we generated approximately 84% and 83%, respectively, of our revenue from storage services fees. Of our revenue for the six months ended June 30, 2016 and 2015, approximately 83% and 81%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of June 30, 2016, approximately 92% of our total available storage capacity was under contract. During the five years ended December 31, 2015, more than 91% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers including Apex, which represent approximately 82% of our revenue for the six months ended June 30, 2016, have used our services for an average of more than ten years.

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

Effective January 1, 2016 we entered into a profit sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity. Profit sharing revenues of $0.2 million were generated during the six months ended June 30, 2016.

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

We have recently completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and expect to place the tanks in service during the third quarter of 2016.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. Some additional tankage has been made available for service and additional tankage is expected to be made available in future reporting periods.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue in 2014. Beginning in January 2015, a portion of the tankage was placed under contract and additional tankage is expected to be available for service in future reporting periods.

•	We acquired the Salisbury terminal September 14, 2015, and did not have any customers until October 1, 2015, and therefore we received no revenue from that facility prior to the fourth quarter of 2015.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs not directly attributable to the operations of our facilities and include costs such as professional services, compensation of non-operating personnel and expenses of the overall administration of the Partnership. We incur additional personnel and related costs and incremental external general and administrative expenses as a result of being a publicly traded partnership, including costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, registered independent auditor fees, investor relations activities, Sarbanes-Oxley Act compliance, stock exchange listing, registrar and transfer agent fees, incremental director and officer liability insurance and director compensation.

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

REVENUES
Third parties	$14,707	$15,183	$28,687	$30,457
Affiliates	10,403	9,254	20,988	19,123
	25,110	24,437	49,675	49,580

Operating costs, expenses and other
Operating expenses	7,247	7,324	13,881	14,650
Operating expenses reimbursed to affiliates	1,015	653	1,986	1,386
Selling, general and administrative expenses	850	923	1,891	1,960
Selling, general and administrative expenses reimbursed to affiliates	574	441	1,186	891
Depreciation and amortization	5,984	6,285	11,893	12,458
Income from joint venture	(197)	(61)	(417)	(170)
Total operating costs, expenses and other	15,473	15,565	30,420	31,175

INCOME FROM OPERATIONS	9,637	8,872	19,255	18,405

OTHER INCOME (EXPENSE)
Interest expense	(207)	(206)	(414)	(411)
Interest and dividend income	54	92	110	177
Gain (loss) on investments and other-net	121	(162)	125	(68)
Income before income taxes	9,605	8,596	19,076	18,103
Provision for income taxes	43	22	92	30
NET INCOME	$9,562	$8,574	$18,984	$18,073

Operating Data:
Available storage capacity, end of period (mbbls)	15,452	15,275	15,452	15,275
Average daily terminal throughput (mbbls)	167	194	157	193

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Storage services fees:
Base storage services fees	$20,949	$19,810	$41,244	$40,335
Excess storage services fees	271	306	366	615
Ancillary services fees	3,207	3,660	6,524	7,066
Additive services fees	683	661	1,541	1,564
Revenue	$25,110	$24,437	$49,675	$49,580

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating expenses:
Labor	$3,431	$3,462	$6,691	$6,775
Utilities	1,207	1,169	2,507	2,406
Insurance premiums	397	515	833	1,024
Repairs and maintenance	1,046	1,138	1,870	2,269
Property taxes	676	637	1,344	1,265
Other	1,505	1,056	2,622	2,297
Total operating expenses	$8,262	$7,977	$15,867	$16,036
Less operating expenses reimbursed to affiliates	(1,015)	(653)	(1,986)	(1,386)
Operating expenses	$7,247	$7,324	$13,881	$14,650

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues. Revenues for the three months ended June 30, 2016 increased $0.7 million, or 3%, compared to the three months ended June 30, 2015.

Storage Services Fees. Storage services fees increased $1.1 million, or 5%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	Base storage services fees. Base storage services fees for the three months ended June 30, 2016 increased $1.1 million, or 6%, from the three months ended June 30, 2015, primarily as a result of the addition of new customers at the Blakeley Island terminal and Galveston terminals, increased terminaling activity at the Glenmont terminal and the addition of the Salisbury terminal in the fourth quarter of 2015, partially offset by reduced base storage fees at the St. Louis terminal.
•	Excess storage services fees. Excess storage services fees for the three months ended June 30, 2016 decreased slightly compared to the three months ended June 30, 2015.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended June 30, 2016 decreased $0.4 million, or 10%, compared to the three months ended June 30, 2015, primarily as a result of reduced polymer processing activity at the Granite City terminal caused by a disruption in the Keystone Pipeline.

Operating Expenses. Total operating expenses for the three months ended June 30, 2016 increased $0.3 million, or 4%, compared to the three months ended June 30, 2015. This increase was primarily attributable to a (i) $0.4 million increase in other expense due to environmental compliance costs incurred at the Newark terminal, and (ii) $0.1 million increase in property taxes and utilities, offset by a (i) $0.1 million decrease in insurance expense and (ii) $0.1 million decrease in repairs and maintenance primarily due to periodic tank cleaning and repairs completed in the second quarter of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the three months ended June 30, 2016 increased $0.1 million, or 4%, compared to the three months ended June 30, 2015 primarily as a result of higher audit and tax preparation fees in 2016.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2016 decreased $0.3 million, or 5%, compared to the three months ended June 30, 2015. This decrease is primarily due to terminal assets that became fully depreciated in December of 2015 and January of 2016 at the Baltimore and Newark terminals.

Interest Expense. Interest expense for the three months ended June 30, 2016 increased slightly compared to the three months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2016 decreased slightly compared to the three months ended June 30, 2015. This decrease was attributable to lower amounts of short-term investments held during the second quarter of 2016.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the three months ended June 30, 2016 increased $0.3 million compared to the three months ended June 30, 2015. The increase was primarily attributable to a mark-to market gain on investments recorded at June 30, 2016 as opposed to a small loss at June 30, 2015.

Income Tax Expense. Income tax expense for the three months ended June 30, 2016 increased slightly compared with the three months ended June 30, 2015.

Net Income. Net income for the three months ended June 30, 2016 increased $1.0 million, or 12%, compared to the three months ended June 30, 2015.

Average Daily Terminal Throughput. Average daily terminal throughput for the three months ended June 30, 2016 decreased 27 mbbls or, 14%, compared to the three months ended June 30, 2015 primarily as a result of decreased throughput at the Galveston and Weirton terminals.

Six months Ended June 30, 2016 Compared to Six months Ended June 30, 2015

Revenues. Revenues for the six months ended June 30, 2016 increased $0.1 million, or less than 1%, compared to the six months ended June 30, 2015.

Storage Services Fees. Storage services fees increased $0.7 million, or 2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•	Base storage services fees. Base storage services fees for the six months ended June 30, 2016 increased $0.9 million, or 2%, from the six months ended June 30, 2015, primarily as a result of additional tanks at the Blakeley Island terminal that were placed under contract during the first half of 2016, increased terminaling activity at the Glenmont terminal, and the addition of the Salisbury terminal in the fourth quarter of 2015, partially offset by reduced base storage fees at the St. Louis terminal.
•	Excess storage services fees. Excess storage services fees decreased $0.2 million, or 40%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Ancillary and Additive Services Fees. Ancillary and additive services for the six months ended June 30, 2016 decreased $0.6 million, or 7%, compared to the six months ended June 30, 2015, primarily as a result of reduced polymer processing activity at the Granite City terminal caused by a disruption in the Keystone Pipeline, reduced barge loading fees at the Newark terminal and reduced heating fees at the Pine Bluff terminal.

Operating Expenses. Total operating expenses for the six months ended June 30, 2016 decreased $0.2 million, or 1%, compared to the six months ended June 30, 2015. This decrease was primarily attributable to a (i) $0.4 million decrease in repairs and maintenance primarily due to periodic tank cleaning and repairs completed in the first half of 2015, (ii) $0.1 million decrease in labor costs, and (iii) $0.2 million decrease in insurance expense, offset by a (i) $0.3 million increase in other expense due to $0.4 million in environmental compliance costs incurred at the Newark terminal offset by $0.1 million in operational efficiencies achieved at the Chickasaw terminal, and (ii) $0.2 million increase in property taxes and utilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the six months ended June 30, 2016 increased $0.2 million, or 8%, compared to the six months ended June 30, 2015 as a result of a (i) $0.3 million increase in audit and tax preparation expenses and (ii) $0.1 million increase in directors’ fees, offset by a $0.2 million decrease in insurance and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2016 decreased $0.6 million, or 5%, compared to the six months ended June 30, 2015. This decrease is primarily due to terminal assets that became fully depreciated in December of 2015 and January of 2016 at the Baltimore and Newark terminals.

Interest Expense. Interest expense for the six months ended June 30, 2016 increased slightly compared to the six months ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2016 decreased $0.1 million compared to the six months ended June 30, 2015. This decrease was attributable to lower amounts of short-term investments held during the first half of 2016.

Gain (Loss) on Investments and Other—Net. Gain (loss) on investments for the six months ended June 30, 2016 increased $0.2 million compared to the six months ended June 30, 2015. The increase was primarily attributable to a mark-to market gain on investments recorded at June 30, 2016 as opposed to a small loss at June 30, 2015.

Income Tax Expense. Income tax expense for the six months ended June 30, 2016 increased slightly compared with the six months ended June 30, 2015.

Net Income. Net income for the six months ended June 30, 2016 increased $1.0 million, or 5%, compared to the six months ended June 30, 2015.

Average Daily Terminal Throughput. Average daily terminal throughput for the six months ended June 30, 2016 decreased 36 mbbls or, 19%, compared to the six months ended June 30, 2015 primarily as a result of decreased throughput at the Galveston, Newark and Weirton terminals.

Non-GAAP Financial Measure. In addition to the GAAP results provided in this quarterly report on Form 10-Q, we provide a non-GAAP financial measure, Adjusted EBITDA. A reconciliation from the most directly comparable GAAP financial measures to the non-GAAP measurement is provided below. We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense and equity based compensation expense as further adjusted to remove gain or loss on investments and on the disposition of assets and non-recurring items.

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

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$9,562	$8,574	$18,984	$18,073
Depreciation and amortization	5,984	6,285	11,893	12,458
Depreciation and amortization – CENEX joint venture	129	113	258	223
Provision for income taxes	43	22	92	30
Interest expense	207	206	414	411
Interest and dividend income	(54)	(92)	(110)	(177)
Equity based compensation expense	637	635	1,271	1,270
(Gain) loss on investments and other - net	(121)	162	(125)	68
Adjusted EBITDA	$16,387	$15,905	$32,677	$32,356

Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash flows from operating activities	$19,423	$15,568	$31,000	$28,438
Changes in assets and liabilities that provided cash	(3,469)	91	742	3,383
Amortization of deferred financing costs	(46)	(46)	(92)	(92)
Income from CENEX joint venture	197	61	417	170
Depreciation and amortization – CENEX joint venture	129	113	258	223
Provision for income taxes	43	22	92	30
Interest expense	207	206	414	411
Interest and dividend income	(54)	(92)	(110)	(177)
Realized gain (loss) on investments and other – net	(43)	(18)	(44)	(30)
Adjusted EBITDA	$16,387	$15,905	$32,677	$32,356

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of June 30, 2016.

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

For the six months ended June 30, 2016, our capital expenditures were $11.5 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Maintenance capital expenditures	$2,198	$2,731	$3,871	$3,828
Expansion capital expenditures	3,972	3,082	7,651	7,300
Total	$6,170	$5,813	$11,522	$11,128

Of the $7.7 million of expansion capital expenditures during the first six months of 2016, $1.0 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $6.7 million was used to add additional capacity at our terminals, including $4.7 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals and $2.0 million used to construct additional tanks at the North Little Rock terminal. During the quarter ended June 30, 2016 all capital expenditures were funded from operations.

We anticipate that maintenance capital expenditures will continue to be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Six months Ended June 30, 2016 Compared to Six months Ended June 30, 2015

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2016 and 2015 were as follows:

	Six months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$31,000	$28,438
Net cash used in investing activities	$(10,306)	$(9,385)
Net cash used in financing activities	$(20,916)	$(20,916)

Cash Flows From Operating Activities. Net cash flows from operating activities for the six months ended June 30, 2016 increased $2.6 million, compared to the six months ended June 30, 2015. The increase was primarily attributable to a (i) $1.7 million increase in cash generated from working capital, (ii) $1.2 million increase in the change in long-term deferred revenue and other liabilities and (iii) $0.9 million increase in net income, offset by a (i) $0.6 million decrease in depreciation, (ii) $0.2 million decrease in income from joint venture, (iii) $0.2 million decrease in the loss on investments, and (iv) $0.2 million decrease in the change in prepaid insurance

Cash Flows From Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2016 increased $0.9 million, or 10%, compared to the six months ended June 30, 2015. This increase was primarily attributable to a (i) $1.8 million decrease in cash proceeds for the sale of short-term investments and (ii) $0.4 million increase in capital expenditures, offset by a (i) $1.2 million distribution received from the CENEX joint venture and (ii) decrease in purchase of short-term investments of $0.1 million.

Cash Flows From Financing Activities. Cash flows used in financing activities consist of distributions paid to our unitholders totaling $20.9 million for each of the six months ended June 30, 2016 and June 30, 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

June 30, 2016 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unrecorded contractual obligations:
Loan commitment fee	$1,290	$608	$682	$-	$-
Operating lease obligations	1,943	592	1,088	263	-
Total	$3,233	$1,200	$1,770	$263	$-

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

During 2015, some customers did not renew their contracts. As a result, approximately 580,000 barrels of tankage was placed under “spot” (month-to-month) contracts at the Galveston terminal. During the second quarter of 2016, some spot contracts were terminated. As of June 30, 2016, 203,000 barrels of tankage remain under spot contracts, and 421,000 barrels of tankage are unutilized at the Galveston terminal. There is no certainty that we will be able to keep the remaining tanks under contract throughout 2016. In addition, there is no certainty that contracts expiring in 2016 will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2020 based on remaining contract terms at June 30, 2016 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2016	$31,391
2017	49,407
2018	14,955
2019	7,585
2020	3,383

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

Entry of Competitors into the Markets in Which We Operate

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites with comparable connectivity suitable for development. Despite these barriers, there has been significant new construction of residual fuel storage facilities along the Gulf Coast in recent years, which we believe may account for the need to utilize spot storage at the Galveston terminal.

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes the January 2015 acquisition of the Greensboro, North Carolina terminal from Apex, as well as the September 2015 acquisition of the Salisbury, Maryland terminal and the construction of additional tanks at our North Little Rock terminal. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

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

Off-Balance Sheet Arrangements

Other than the unrecorded contractual obligations noted above, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of June 30, 2016, there have been no significant changes to our critical accounting policies and estimates disclosed in the Partnership’s 2015 Annual Report on Form 10-K.

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

At June 30, 2016, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

WORLD POINT TERMINALS, LP

	By:	WPT GP, LLC, its General Partner

Date: August 9, 2016	By:	/s/ Jonathan Q. Affleck
Jonathan Q. Affleck
Vice President and Chief Financial Officer