Form 10-Q
period 2016-09-30
World Point Terminals, LP
filed 2016-11-09
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016 OR
⁫☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 001-36049

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

On November 9, 2016, the Registrant had 18,375,507 Common Units and 16,485,507 Subordinated Units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Part I.

Financial Information

PART II.

Other Information

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Dollars in thousands)

(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current Assets
Cash and cash equivalents	$11,341	$12,186
Accounts receivable, net of allowances of $93 and $25, respectively	3,073	2,603
Accounts receivable – affiliates	1,823	810
Short-term investments	5,019	3,857
Prepaid insurance	189	161
Prepaid insurance – affiliates	222	110
Income tax receivable	1	54
Other current assets	727	553
Total current assets	22,395	20,334

Property, plant and equipment, net	170,455	171,488
Goodwill	559	559
Acquired customer contracts, net	3,705	4,560
Investment in joint venture	8,372	8,961
Other assets	382	521
Total Assets	$205,868	$206,423

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$3,249	$4,274
Accrued liabilities	1,477	1,195
Due to affiliate companies	416	1,431
Deferred revenue – short-term – affiliates	1,608	802
Income taxes payable	53	102
Total current liabilities	6,803	7,804

Deferred revenue – long-term	340	254
Deferred revenue – long-term – affiliates	4,289	2,071
Other noncurrent liabilities	1,095	1,253
Total liabilities	12,527	11,382

Commitments and contingencies (Notes 9 and 17)	-	-

Partners’ Equity
Common units (18,375,507 units issued and outstanding at September 30, 2016 and December 31, 2015)	139,379	139,380
Subordinated units (16,485,507 units issued and outstanding at September 30, 2016 and December 31, 2015)	53,962	55,661
General partner interest (0% interest)	-	-
Total partners’ equity	193,341	195,041
Total Liabilities and Partners’ Equity	$205,868	$206,423

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Income

For the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Third parties	$15,783	$13,762	$44,470	$44,219
Affiliates	9,420	8,723	30,408	27,846
	25,203	22,485	74,878	72,065

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	7,680	6,529	21,561	21,179
Operating expenses reimbursed to affiliates	1,182	1,143	3,168	2,529
Selling, general and administrative expenses	981	990	2,872	2,950
Selling, general and administrative expenses reimbursed to affiliates	624	654	1,810	1,545
Depreciation and amortization	5,999	6,498	17,892	18,956
Income from joint venture	(210)	(432)	(627)	(602)
Total operating costs, expenses and other	16,256	15,382	46,676	46,557

INCOME FROM OPERATIONS	8,947	7,103	28,202	25,508

OTHER INCOME/(EXPENSE)
Interest expense	(209)	(209)	(623)	(620)
Interest and dividend income	61	55	171	232
Gain on investments and other-net	18	115	143	47
Income before income taxes	8,817	7,064	27,893	25,167
Provision for income taxes	19	77	111	107
NET INCOME	$8,798	6,987	$27,782	25,060

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.25	$0.20	$0.80	$0.72
Subordinated	$0.25	$0.20	$0.80	$0.72
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	18,375,507	18,375,507	18,375,507	18,375,507
Subordinated	16,485,507	16,485,507	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and September 30, 2015

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities
Net income	$27,782	$25,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,892	18,956
Amortization of deferred financing costs	139	138
Gain on disposal of fixed assets	(3)	-
Loss (gain) on marketable securities	(79)	35
Equity based compensation	1,894	1,905
Income from joint venture	(627)	(602)
Distribution from joint venture	1,216	-
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(470)	78
Prepaid insurance	(140)	(161)
Other current assets and other assets	(174)	(3)
Accounts payable	(1,202)	(1,959)
Accrued liabilities	281	748
Deferred revenue	3,110	1,566
Income taxes payable/receivable	4	(131)
Due to affiliated companies	(2,028)	1,354
Other noncurrent liabilities	(158)	27
Net cash provided by operating activities	47,437	47,011
Cash flows from investing activities
Purchase of short-term investments	(1,083)	(129)
Proceeds from sale of short-term investments	-	1,873
Proceeds from sale of fixed assets	7	-
Capital expenditures	(15,831)	(18,681)
Net cash used in investing activities	(16,907)	(16,937)
Cash flows from financing activities
Distributions to unitholders	(31,375)	(31,374)
Net cash used in financing activities	(31,375)	(31,374)
Net change in cash and cash equivalents	(845)	(1,300)
Cash and cash equivalents at beginning of year	12,186	18,429
Cash and cash equivalents at end of period	$11,341	$17,129

Cash paid for interest	$457	$455
Cash paid for income taxes	$117	$237
Noncash investing transactions – property and equipment additions included in accounts payable	$1,350	$1,180
Noncash financing and investing transactions – issuance of units for acquisition of terminal business	$-	$31,186

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016

(Dollars in thousands)

(Unaudited)

	Partnership
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non-economic interest)
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	2,540	-	-
Net income	17,463	15,666	-
Distributions	(22,050)	(19,782)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – DECEMBER 31, 2015	$139,380	$55,661	$-
Equity based compensation expense	1,893		-
Net income	14,644	13,138	-
Distributions	(16,538)	(14,837)	-
BALANCE – SEPTEMBER 30, 2016	$139,379	$53,962	$-

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2015 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Partnership’s financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three and nine months ended September 30, 2016 and 2015. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Common Units	18,375,507	18,375,507
Subordinated Units	16,485,507	16,485,507

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The end of the subordination period will occur upon payment of the third-quarter 2016 distribution on November 14, 2016, at which time, each outstanding subordinated unit will convert into one common unit and will thereafter participate on terms equal to all other common units in distributions of available cash.

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

The calculation of earnings per unit is as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$4,637	$4,161	$8,798	$14,644	$13,138	$27,782
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$4,637	$4,161	$8,798	$14,644	$13,138	$27,782
Weighted average limited partner units outstanding:
Common Units – Public[1]	11,952,500			11,952,500
Common Units – Parent	6,423,007			6,423,007
Subordinated Units – Parent		16,485,507			16,485,507
Earnings per unit	$0.25	$0.25		$0.80	$0.80

[1]	As of September 30, 2016, Apex Oil Company, Inc. (“Apex”) owns 1,550,000 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);

•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

Our unitholders and the holders of our IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000
July 1, 2015 through September 30, 2015	October 14, 2015	$10,458	$0.3000
October 1, 2015 through December 31, 2015	January 14, 2016	$10,458	$0.3000
January 1, 2016 through March 31, 2016	April 14, 2016	$10,458	$0.3000
April 1, 2016 through June 30, 2016	July 15, 2016	$10,458	$0.3000
July 1, 2016 through September 30, 2016	October 17, 2016	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

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

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 40% and 38% of the Partnership’s first nine months 2016 and 2015 revenues, respectively, and another customer that comprised approximately 11% and 12% of the Partnership’s first nine months 2016 and 2015 revenues, respectively, under both short-term and long-term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership has equity investments in marketable securities, including common stocks, exchange-traded-debt, foreign equities and preferred stocks. The Partnership seeks to mitigate risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

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

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

The financial assets and financial liabilities, measured at fair value in the consolidated balance sheets, consisted of the following as of September 30, 2016 and December 31, 2015:

September 30, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,341	$-	$-	$11,341

Short-term investments
Common stocks	615	-	-	615
Exchange-traded-debt securities	523	-	-	523
Foreign equities	528	-	-	528
Preferred stocks	3,353	-	-	3,353
Total short-term investments	5,019	-	-	5,019
Total assets at fair value	$16,360	$-	$-	$16,360
Long-term incentive plan liability	$-	$5	$-	$5

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,186	$-	$-	$12,186

Short-term investments
Exchange-traded-debt securities	517	-	-	517
Preferred stocks	3,340	-	-	3,340
Total short-term investments	$3,857	$-	$-	$3,857
Total assets at fair value	$16,043	$-	$-	$16,043
Long-term incentive plan liability	$-	$4	$-	$4

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

Short-Term Investments— The short-term investments consist of investments in listed common stocks, exchange-traded-debt securities, foreign equities and preferred stocks. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015

Allowance for doubtful receivables at January 1	$25	$8
Additions charged to expense	68	28
Subtractions included in income	-	(11)
	$93	$25

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

September 30, 2016	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	255,188	148,842	106,346
Docks and jetties	17,943	7,904	10,039
Machinery and equipment	10,313	8,062	2,251
Buildings	2,710	992	1,718
Other	11,872	4,918	6,954
Assets under construction	10,583	-	10,583
	$341,173	$170,718	$170,455

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	241,985	135,031	106,954
Docks and jetties	17,937	6,634	11,303
Machinery and equipment	10,081	7,026	3,055
Buildings	2,628	897	1,731
Other	11,153	4,117	7,036
Assets under construction	8,845	-	8,845
	$325,193	$153,705	$171,488

7)	TERMINAL ACQUISITIONS

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

Acquired customer contracts consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Cost	$5,700	$5,700
Less accumulated amortization	(1,995)	(1,140)
	$3,705	$4,560

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

9)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. These leases expire from March 31, 2017 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock. Lease expense for the periods indicated were:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$249	$426	$795	$1,003

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2016 and for the years ending December 31 thereafter are as follows:

2016	$132
2017	577
2018	570
2019	479
2020	43
Thereafter	5
$1,806

10)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five-year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of September 30, 2016 and December 31, 2015. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. As of September 30, 2016 and December 31, 2015, Center Point had future estimated minimum loan commitment fees of $1,137 and $1,593, respectively. Center Point incurred commitment fees, which have been recorded as interest expense, for the periods indicated as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$154	$153	$457	$455

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

11)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $686 and $658 at September 30, 2016 and December 31, 2015, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

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

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses for the periods indicated were:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$62	$49	$183	$168

14)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Current	$19	$77	$111	$107

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012. As of September 30, 2016 and December 31, 2015, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operating costs	$1,182	$1,143	$3,168	$2,529
Reimbursement for management and marketing services	624	654	1,810	1,545
	$1,806	$1,797	$4,978	$4,074

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Affiliate revenues	$9,420	$8,723	$30,408	$27,846

The Partnerships assets and liabilities included the following related party balances:

	September 30, 2016	December 31, 2015
Accounts receivable – affiliates	$1,823	$810
Prepaid insurance – affiliates	222	110
Due to affiliates	416	1,431
Deferred revenue – short-term – affiliates	1,608	802
Deferred revenue – long-term – affiliates	4,289	2,071

16)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue - affiliate.

The non-affiliate deferred revenue balance is related to storage service fees received in advance from terminal customers.

The following table summarizes the Partnership’s deferred revenue activity:

	September 30, 2016	December 31, 2015
Balance at January 1	$3,127	$1,762
Additions	4,115	2,001
Amortization	(1,005)	(636)
Balance at period end	$6,237	$3,127

Deferred revenue – short-term – affiliates	$1,608	$802
Deferred revenue – long-term	$340	$254
Deferred revenue – long-term - affiliates	$4,289	$2,071

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

17)	CONTINGENCIES

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

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 Common Units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of September 30, 2016, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$623	$635	$1,893	$1,905

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented on our unaudited condensed consolidated balance sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black-Scholes model. Because the UARs may be settled in units or cash at the option of the participant, they have been recorded utilizing the liability method. Non-cash compensation expense relating to the UARs was ($1) for the three months ended September 30, 2016 and $1 for the nine months ended September 30, 2016. The exercise price of the UARs is the fair market value of a unit on the grant date.

The following table summarizes awards granted pursuant to the LTIP through September 30, 2016. There were no forfeitures through September 30, 2016.

	UARs Awarded	Restricted Units Awarded	Vested Units	Fair Value at Award Date
September 24, 2013[1]	-	90,000	90,000	$20.21
April 23, 2014[2]	-	250,000	-	$23.20
July 6, 2015[3]	25,000	-	-	$16.95

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

3 UARs awarded to an employee of the General Partner

Notes to Condensed Consolidated Financial Statements of World Point Terminals, LP

(Dollars in thousands, except per unit amounts)

(Unaudited)

As of September 30, 2016, the Partnership had unrecognized compensation expense of $1,107.

19)	SUBSEQUENT EVENTS

On October 17, 2016 the Board of Directors declared a cash distribution of $0.30 per unit for the period from June 1, 2016 through September 30, 2016. The distribution is payable on November 14, 2016 to unitholders of record on October 28, 2016.

Upon payment of the distribution on November 14, 2016, the end of the subordination period will occur on our 16,485,007 subordinated units, at which time, each outstanding subordinated unit will convert into one common unit and will thereafter participate on terms equal to all other common units in distributions of available cash.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of September 30, 2016, had a combined available storage capacity of 15.6 million barrels. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina (0.7 million barrels), increasing our storage capacity 5%. On September 14, 2015, we acquired a terminal in Salisbury, Maryland (0.2 million barrels), increasing our storage capacity an additional 1%. On August 14, 2016 we placed two newly constructed tanks (0.2 million barrels) into service, increasing our storage capacity an additional 1%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as well as historical condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Recent Developments

CPT 2010, LLC, a subsidiary of World Point Terminals, Inc. (our “Parent”) owns our 16,485,007 subordinated units. The end of the subordination period will occur upon payment of the third-quarter 2016 distribution on November 14, 2016, at which time, each outstanding subordinated unit will convert into one common unit and will thereafter participate on terms equal to all other common units in distributions of available cash.

We recently completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and placed the tanks in service during the third quarter of 2016. All of the operational tank capacity is under contract with Apex Oil Company, Inc. (“Apex”) through at least August 14, 2017.

On September 14, 2015, we acquired a terminal in Salisbury, Maryland with a storage capacity of 177,000 barrels for the storage of gasoline, ultra-low-sulfur-diesel, heating oil and ethanol. The terminal was purchased for $1.0 million and is served by truck and barge. Approximately 83% of the terminal capacity is under contract with Apex through at least September 30, 2018.

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

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For each of the nine months ended September 30, 2016 and 2015, we generated approximately 84% and 83%, respectively, of our revenue from storage services fees. Of our revenue for the nine months ended September 30, 2016 and 2015, approximately 83% and 82%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (1) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, railcar loading and dock operations and (2) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of September 30, 2016, approximately 90% of our total available storage capacity was under contract. During the five years ended December 31, 2015, more than 91% of our available storage capacity has been under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers including Apex, which represent approximately 81% of our revenue for the nine months ended September 30, 2016, have used our services for an average of more than ten years.

Factors That Impact Our Business

The revenues generated by our storage business are generally driven by our aggregate storage capacity under contract, the commercial utilization of our terminal facilities in relation to their capacity and the prices we receive for our services, which in turn are driven by the demand for the products being shipped through or stored in our facilities. Though substantially all of our terminal service agreements require a customer to pay for tank capacity regardless of use, our revenues can be affected by (1) the length of the underlying service contracts and pricing changes and shifts in the products handled when the underlying storage capacity is recontracted, (2) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product stored or transported, (3) changes in demand for additive services, (4) inflation adjustments in storage services contracts and (5) changes in the demand for ancillary services such as product heating, mixing or blending, transferring our customers’ products between our tanks, railcar loading and dock operations.

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

Effective January 1, 2016 we entered into a profit-sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit-sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity. Profit-sharing revenues of $0.3 million and $0.5 million were generated during the three and nine month periods ended September 30, 2016, respectively.

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

We have recently completed construction of two tanks totaling 178,000 barrels of capacity at the North Little Rock terminal that were placed in service during the third quarter of 2016.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. Some additional tankage has been made available for service and additional tankage is expected to be made available in future reporting periods.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue in 2014. Beginning in January 2015, a portion of the tankage was placed under contract and additional tankage is expected to be available for service in future reporting periods.

•	We acquired the Salisbury terminal September 14, 2015, and did not have any customers until October 1, 2015, and therefore we received no revenue from that facility prior to the fourth quarter of 2015.

•	We recently completed construction of two tanks with a total storage capacity of 178,000 barrels at our North Little Rock terminal. The tanks were placed in service on August 14, 2016, and therefore, we received no revenue from the tanks prior to the third quarter of 2016.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and

•	our operating and selling, general and administrative expenses.

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

Ancillary Services Fees. We charge ancillary services fees to our customers for providing services such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt, (iv) profit-sharing revenues at our St. Louis terminal and (v) railcar loading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)

REVENUES
Third parties	$15,783	$13,762	$44,470	$44,219
Affiliates	9,420	8,723	30,408	27,846
	25,203	22,485	74,878	72,065

Operating costs, expenses and other
Operating expenses	7,680	6,529	21,561	21,179
Operating expenses reimbursed to affiliates	1,182	1,143	3,168	2,529
Selling, general and administrative expenses	981	990	2,872	2,950
Selling, general and administrative expenses reimbursed to affiliates	624	654	1,810	1,545
Depreciation and amortization	5,999	6,498	17,892	18,956
Income from joint venture	(210)	(432)	(627)	(602)
Total operating costs, expenses and other	16,256	15,382	46,676	46,557

INCOME FROM OPERATIONS	8,947	7,103	28,202	25,508

OTHER INCOME (EXPENSE)
Interest expense	(209)	(209)	(623)	(620)
Interest and dividend income	61	55	171	232
Gain on investments and other-net	18	115	143	47
Income before income taxes	8,817	7,064	27,893	25,167
Provision for income taxes	19	77	111	107
NET INCOME	$8,798	$6,987	$27,782	$25,060

Operating Data:
Available storage capacity, end of period (mbbls)	15,630	15,452	15,630	15,452
Average daily terminal throughput (mbbls)	179	162	165	185

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Storage services fees:
Base storage services fees	$20,722	$19,082	$61,967	$59,417
Excess storage services fees	298	127	664	742
Ancillary services fees	3,462	2,703	9,986	9,769
Additive services fees	721	573	2,261	2,137
Revenue	$25,203	$22,485	$74,878	$72,065

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Operating expenses:
Labor	$3,343	$3,300	$10,033	$10,075
Utilities	1,146	1,028	3,653	3,434
Insurance premiums	407	527	1,241	1,551
Repairs and maintenance	1,378	815	3,247	3,084
Property taxes	663	737	2,007	2,002
Other	1,925	1,265	4,548	3,562
Total operating expenses	$8,862	$7,672	$24,729	$23,708
Less operating expenses reimbursed to affiliates	(1,182)	(1,143)	(3,168)	(2,529)
Operating expenses	$7,680	$6,529	$21,561	$21,179

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. Revenues for the three months ended September 30, 2016 increased $2.7 million, or 12%, compared to the three months ended September 30, 2015.

Storage Services Fees. Storage services fees increased $1.8 million, or 9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

•	Base storage services fees. Base storage services fees for the three months ended September 30, 2016 increased $1.6 million, or 9%, from the three months ended September 30, 2015 primarily as a result of the addition of new customer contracts at the Blakeley Island, Jacksonville and Galveston terminals, increased terminaling activity at the Glenmont terminal and the addition of the Salisbury terminal in the fourth quarter of 2015, partially offset by reduced base storage fees at the St. Louis terminal.

•	Excess storage services fees. Excess storage services fees for the three months ended September 30, 2016 increased $0.2 million, or 135% compared to the three months ended September 30, 2015 primarily as a result of increased terminaling activity at the Jacksonville terminal.

Ancillary and Additive Services Fees. Ancillary and additive services for the three months ended September 30, 2016 increased $0.9 million, or 28%, compared to the three months ended September 30, 2015 primarily as a result of increased railcar loading activity at the Chickasaw terminal, increased heating activity at the Baton Rouge terminal, increased ethanol blending activity at the Jacksonville terminal and profit-sharing revenue earned at the St. Louis terminal during 2016.

Operating Expenses. Total operating expenses for the three months ended September 30, 2016 increased $1.2 million, or 16%, compared to the three months ended September 30, 2015. This increase was primarily attributable to a (i) $0.7 million increase in other expense including environmental compliance costs of $0.5 million incurred at the Newark terminal that are expected to be reimbursed by insurance, less a deductible, (ii) $0.6 million increase in repairs and maintenance primarily due to periodic tank cleaning and repairs completed in the third quarter of 2016 and (iii) $0.1 million increase in utilities, offset by a (i) $0.1 million decrease in insurance expense and (ii) $0.1 million decrease in property taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the three months ended September 30, 2016 decreased 2% compared to the three months ended September 30, 2015 primarily as a result of $0.1 million in directors’ fees that were incurred later in the year in 2015 than in 2016, offset by a $0.1 million increase in personnel costs and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2016 decreased $0.5 million, or 8%, compared to the three months ended September 30, 2015. This decrease is primarily due to terminal assets that became fully depreciated in December of 2015 and January of 2016 at the Baltimore and Newark terminals.

Interest Expense. Interest expense consists primarily of commitment fees paid to maintain the Credit Facility and amortization of associated costs over the term of the facility. Interest expense remained unchanged for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2016 increased slightly compared to the three months ended September 30, 2015. This increase was attributable to higher amounts of short-term investments held during the third quarter of 2016.

Gain on Investments and Other—Net. Gain on investments for the three months ended September 30, 2016 decreased $0.1 million, or 84%, compared to the three months ended September 30, 2015. The decrease was primarily attributable to a small mark-to-market loss on investments recorded in the third quarter of 2016 as opposed to a $0.1 million gain during the third quarter of 2015.

Income Tax Expense. Income tax expense for the three months ended September 30, 2016 decreased $0.1 million compared with the three months ended September 30, 2015.

Net Income. Net income for the three months ended September 30, 2016 increased $1.8 million, or 26%, compared to the three months ended September 30, 2015.

Average Daily Terminal Throughput. Average daily terminal throughput for the three months ended September 30, 2016 increased 17 mbbls, or 10%, compared to the three months ended September 30, 2015 primarily as a result of increased throughput at the Jacksonville and Galveston terminals.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues. Revenues for the nine months ended September 30, 2016 increased $2.8 million, or 4%, compared to the nine months ended September 30, 2015.

Storage Services Fees. Storage services fees increased $2.5 million, or 4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

•	Base storage services fees. Base storage services fees for the nine months ended September 30, 2016 increased $2.6 million, or 4%, from the nine months ended September 30, 2015 primarily as a result of additional tanks at the Blakeley Island terminal that were placed under contract during the first half of 2016, new customers at the Galveston terminal, increased terminaling activity at the Glenmont terminal, and the addition of the Salisbury terminal in the fourth quarter of 2015, partially offset by reduced base storage fees at the St. Louis terminal.

•	Excess storage services fees. Excess storage services fees decreased $0.1 million, or 10%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Ancillary and Additive Services Fees. Ancillary and additive services for the nine months ended September 30, 2016 increased $0.3 million, or 3%, compared to the nine months ended September 30, 2015 primarily as a result of increased railcar loading activity at the Chickasaw terminal, increased heating activity at the Baton Rouge terminal, increased ethanol blending activity at the Jacksonville terminal and profit-sharing revenue earned at the St. Louis terminal, partially offset by reduced polymer processing activity at the Granite City terminal caused by a disruption in the Keystone Pipeline, reduced barge loading fees at the Newark terminal and reduced heating fees at the Pine Bluff terminal during 2016.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2016 increased $1.0 million, or 4%, compared to the nine months ended September 30, 2015. This increase was primarily attributable to a (i) $0.9 million increase in environmental compliance costs incurred at the Newark terminal that are expected to be reimbursed by insurance, less a deductible, (ii) $0.2 million increase in repairs and maintenance primarily due to periodic tank cleaning and repairs, and (iii) $0.2 million increase in utility costs, offset by a $0.3 million decrease in insurance expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the nine months ended September 30, 2016 increased $0.2 million, or 4%, compared to the nine months ended September 30, 2015 as a result of a (i) $0.2 million increase in personnel and office expenses, (ii) $0.1 million increase in audit and tax preparation expenses and (iii) $0.1 million increase in public company expenses, offset by a $0.2 million decrease in insurance and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2016 decreased $1.1 million, or 6%, compared to the nine months ended September 30, 2015. This decrease is primarily due to terminal assets that became fully depreciated in December of 2015 and January of 2016 at the Baltimore and Newark terminals.

Interest Expense. Interest expense consists primarily of commitment fees paid to maintain the Credit Facility and amortization of associated costs over the term of the facility. Interest expense increased slightly for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2016 decreased $0.1 million compared to the nine months ended September 30, 2015. This decrease was attributable to lower amounts of short-term investments held during the first half of 2016.

Gain on Investments and Other—Net. Gain on investments for the nine months ended September 30, 2016 increased $0.1 million compared to the nine months ended September 30, 2015. The increase was primarily attributable to a mark-to-market gain on investments recorded at September 30, 2016 as opposed to a loss at September 30, 2015.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2016 increased slightly compared with the nine months ended September 30, 2015.

Net Income. Net income for the nine months ended September 30, 2016 increased $2.7 million, or 11%, compared to the nine months ended September 30, 2015.

Average Daily Terminal Throughput. Average daily terminal throughput for the nine months ended September 30, 2016 decreased 20 mbbls, or 11%, compared to the nine months ended September 30, 2015 primarily as a result of decreased throughput at the Galveston, Newark and Weirton terminals.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$8,798	$6,987	$27,782	$25,060
Depreciation and amortization	5,999	6,498	17,892	18,956
Depreciation and amortization – CENEX joint venture	131	143	389	366
Provision for income taxes	19	77	111	107
Interest expense	209	209	623	620
Interest and dividend income	(61)	(55)	(171)	(232)
Equity based compensation expense	623	635	1,894	1,905
Gain on investments and other - net	(18)	(115)	(143)	(47)
Adjusted EBITDA	$15,700	$14,379	$48,377	$46,735

Reconciliation of net cash provided by operating activities to Adjusted EBITDA:

Net cash flows from operating activities	$15,221	$18,573	$47,437	$47,011
Changes in assets and liabilities that provided cash	35	(4,902)	777	(1,519)
Amortization of deferred financing costs	(47)	(46)	(139)	(138)
Income from CENEX joint venture	210	432	627	602
Distribution from CENEX joint venture	-	-	(1,216)	-
Depreciation and amortization – CENEX joint venture	131	143	389	366
Provision for income taxes	19	77	111	107
Interest expense	209	209	623	620
Interest and dividend income	(61)	(55)	(171)	(232)
Realized loss on investments and other – net	(17)	(52)	(61)	(82)
Adjusted EBITDA	$15,700	$14,379	$48,377	$46,735

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of September 30, 2016.

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

For the nine months ended September 30, 2016, our capital expenditures were $15.8 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Maintenance capital expenditures	$719	$1,570	$4,590	$5,398
Expansion capital expenditures	3,590	5,983	11,241	13,283
Total	$4,309	$7,553	$15,831	$18,681

Of the $11.2 million of expansion capital expenditures during the first nine months of 2016, $1.1 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $10.1 million was used to add additional capacity at our terminals, including $7.6 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals and $2.5 million used to construct additional tanks at the North Little Rock terminal. During the quarter ended September 30, 2016, all capital expenditures were funded from operations.

We anticipate that maintenance capital expenditures will continue to be funded primarily with cash from operations. We expect that we will utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$47,437	$47,011
Net cash used in investing activities	$(16,907)	$(16,937)
Net cash used in financing activities	$(31,375)	$(31,374)

Cash Flows From Operating Activities. Net cash flows from operating activities for the nine months ended September 30, 2016 increased $0.4 million compared to the nine months ended September 30, 2015. The increase was primarily attributable to a (i) $2.7 million increase in net income, and (ii) $1.2 million distribution received from the CENEX joint venture, (iii) $0.7 million increase in the change in long-term deferred revenue and other liabilities, offset by a (i) $3.0 million decrease in cash generated from working capital, (ii) $1.0 million decrease in depreciation, and (iii) $0.2 million increase in unrealized gain on marketable securities and other non-cash income.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2016 decreased slightly compared to the nine months ended September 30, 2015. This decrease was primarily attributable to a (i) $1.8 million decrease in cash proceeds for the sale of short-term investments and (ii) $1.0 million increase in short-term investment purchases, offset by a $2.8 million decrease in capital expenditures.

Cash Flows From Financing Activities. Cash flows used in financing activities consist of distributions paid to our unitholders totaling $31.4 million for each of the nine months ended September 30, 2016 and September 30, 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

September 30, 2016 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unrecorded contractual obligations:
Loan commitment fee	$1,136	$608	$528	$-	$-
Operating lease obligations	1,806	584	1,088	134	-
Total	$2,942	$1,192	$1,616	$134	$-

Future Trends and Outlook

We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short and long term. We have based our expectations described below on assumptions made by us and on the basis of information currently available to us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Please read “Risk Factors” for additional information about the risks associated with our business and our common units.

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

During 2015, some customers did not renew their contracts. As a result, approximately 580,000 barrels of tankage was placed under “spot” (month-to-month) contracts during the first quarter of 2015, and 739,000 barrels were unutilized as of September 30, 2015, at the Galveston terminal. During the second quarter of 2016, some spot contracts were terminated. As of September 30, 2016, 159,000 barrels of tankage remain under spot contracts, and 470,000 barrels of tankage are unutilized at the Galveston terminal. There is no certainty that we will be able to keep the remaining tanks under contract throughout 2016. In addition, there is no certainty that contracts expiring in 2016 will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2020 based on remaining contract terms at September 30, 2016 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2016	$22,536
2017	60,107
2018	20,709
2019	9,972
2020	3,383

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

Entry of Competitors into the Markets in Which We Operate

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites with comparable connectivity suitable for development. Despite these barriers, there has been significant new construction of residual fuel storage facilities along the Gulf Coast in recent years, which we believe may account for the reduced demand for long-term storage at the Galveston terminal.

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes the January 2015 acquisition of the Greensboro, North Carolina terminal from Apex, as well as the September 2015 acquisition of the Salisbury, Maryland terminal and the construction of additional tanks at our North Little Rock terminal, which were placed in service in August 2016. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

Demand for Refined Products and Crude Oil

In the near term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms; as more of our contracts convert to annual agreements, some of that mitigation is lost, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. While the recent decline in the prices of crude oil and petroleum prices may affect demand for those products and related demand for storage capacity, we believe it is too soon to draw any conclusions as to what effect there may be on our business.

Off-Balance Sheet Arrangements

Other than the unrecorded contractual obligations noted above, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of September 30, 2016, there have been no significant changes to our critical accounting policies and estimates disclosed in the Partnership’s 2015 Annual Report on Form 10-K.

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

At September 30, 2016, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on September 4, 2015).
10.1#*	Amendment to Terminaling Services Agreement dated as of August 15, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.2#*	Amendment to Terminaling Services Agreement dated as of September 1, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.3*	Amendment to Terminaling Services Agreement dated as of September 7, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

WORLD POINT TERMINALS, LP

By: WPT GP, LLC, its General Partner

Date: November 9, 2016	By:	/s/ Jonathan Q. Affleck
Jonathan Q. Affleck
Vice President and Chief Financial Officer

