Form 10-K
period 2016-12-31
World Point Terminals, LP
filed 2017-03-14
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(314) 889-9660

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Limited Partner Units	New York Stock Exchange

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $143 million on June 30, 2016, based on the closing price of the registrant’s common units reported on the New York Stock Exchange on such date of $15.80 per share.

On March 13, 2017, the Registrant had 34,861,014 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

References in this annual report to (i) “World Point Terminals, LP,” the “Partnership,” “WPT,” “we,” “our,” “us” or like terms when used in a historical context refer to Center Point Terminal Company, LLC, our operating subsidiary and predecessor for accounting purposes, also referred to as “Center Point” or “our predecessor,” and when used in the present tense or prospectively, refer to World Point Terminals, LP, a Delaware limited partnership, and its subsidiaries; (ii) “our general partner” refer to WPT GP, LLC, the general partner of the Partnership; (iii) “our parent” refer to World Point Terminals, Inc. and its subsidiaries; (iv) “Apex” refer to Apex Oil Company, Inc. and its subsidiaries; (v) “the controlling unitholders” refer to several irrevocable trusts of which Paul A. Novelly, the chairman of the board of directors of our parent, our general partner and Apex, and his family are the grantors or beneficiaries, that together own the majority of the stock of our parent and Apex; (vi) “our sponsors” refer to our parent, Apex and the controlling unitholders, collectively, and (vii) “CPT 2010” refer to CPT 2010, LLC, a wholly owned subsidiary of our parent.

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

PART I

Item 1. Business

General Overview

We are a fee-based, growth-oriented Delaware limited partnership formed in 2013 to own, operate, develop and acquire terminals and other assets relating to the storage of petroleum products, including light refined products, heavy refined products and crude oil. Through our subsidiary Center Point, we own and operate 15.6 million barrels of tankage at terminals which are located in the East Coast, Gulf Coast and Midwest regions of the United States. We operate and report in one business segment.

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

At March 13, 2017, we had outstanding 34,861,014 common units representing our limited partner interests, a 0.0% general partner interest and the IDRs. Our parent currently owns and controls our general partner, which has a 0.0% non-economic interest, and owns, directly and indirectly, approximately 65.7% of all of our limited partner interests. The common units held by the public represented 29.9% of all of our outstanding limited partner interests.

The following chart depicts our ownership structure as of March 13, 2017 and approximate ownership percentages.

Controlling Shareholders
99%
100%
57%
PAN Group, L.L.C.
60% of Incentive Distribution Rights
Apex Oil Company, Inc.
20% of Incentive Distribution Rights
1,550,000 Common units
World Point Terminals, Inc.
(our parent)
20% of Incentive Distribution Rights
6,423,007 Common Units
100%
WPT GP, LLC
(our General Partner)
100%
0% non-economic
General Partner interest
CPT 2010, LLC
16,485,507 Common Units
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

Generate stable cash flows through the use of long-term, fee-based contracts with our customers. We generate revenues from customers who pay us storage services fees based on the amount of contracted storage capacity, as well as excess storage services fees based on the volume of refined products and crude oil handled by our terminals above the contract minimum. We do not have direct commodity price risk because we do not own any of the products at our terminals. We have terminaling services agreements pursuant to which Apex reserved 6.7 million barrels of storage capacity at our terminals. The amount of tankage under contract with Apex varies from time to time based on the demand for storage from both Apex and third parties. There can be no assurance that Apex will add or relinquish tankage in the future. The majority of Apex’s committed volume is now in the one-year evergreen renewal phase, and Apex is under no obligation to renew its commitments. As of December 31, 2016, 2015 and 2014, Apex’s obligation was 6.7, 6.8 and 6.2 million barrels, respectively of storage capacity. We believe that the fee-based nature of our business, Apex’s minimum storage capacity commitment and the long-term nature of our contracts with Apex and our other customers will provide stability to our cash flows.

Capitalize on organic growth opportunities by expanding and developing the assets and properties that we already own. We continually evaluate opportunities to expand our existing asset base and will consider constructing new refined product terminals in areas of high demand. Since January 1, 2008, we have constructed and placed into commercial service approximately 2.2 million barrels of available storage capacity at our Blakeley Island, Galveston, Jacksonville, Memphis and North Little Rock terminals. We will continue to evaluate adding storage capacity where market conditions support increasing demand for our terminal services. We also seek to identify and pursue opportunities to increase our utilization, improve our operating efficiency, further diversify our customer base and expand our service offerings to existing customers, which we believe is an efficient and cost-effective method to achieve organic growth.

Grow our business by pursuing accretive acquisitions of fee-based terminaling and related assets from Apex and third parties. We intend to pursue strategic and accretive acquisitions of fee-based terminaling and related assets from Apex and third parties that expand or complement our existing asset portfolio. In addition to evaluating Apex’s terminaling assets covered by a right of first offer granted to us at the closing of our IPO, we will continually monitor the marketplace to identify and pursue third-party acquisitions, whether within our existing geographies or new regions. If we are successful in completing the acquisition of any terminal or related business, we will seek to operate it more efficiently and competitively than the prior owner, thereby enhancing cash flow to us. In June 2014 we acquired two terminals in Mobile, Alabama, adding 1.8 million barrels of storage capacity. Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal adding 0.7 million barrels of storage capacity. In September 2015 we acquired a terminal in Salisbury, Maryland, adding an additional 0.2 million barrels of storage capacity. Please read “—Our Relationship with Our Sponsors” below.

Maintain sound financial practices to ensure our long-term viability. We are committed to disciplined financial analysis and a balanced capital structure, which we believe will serve the long-term interests of our unitholders. We intend to maintain a conservative and balanced capital structure which, when combined with our stable, fee-based cash flows, should afford us efficient access to capital markets at a competitive cost of capital. Consistent with our disciplined financial approach, in the long term, we intend to fund the capital required for expansion and acquisition projects through a balanced combination of operating cash flow, equity and debt capital. At December 31, 2016, we had no debt outstanding, and had available a $200 million revolving credit facility. We believe this approach will provide us the flexibility to pursue accretive acquisitions and organic growth projects as they become available.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully because of the following competitive strengths:

Strategically located and highly flexible asset base. At December 31, 2016, we owned and operated eighteen strategically positioned terminals that have 15.6 million barrels of total refined product and crude oil storage capacity. We provide critical logistics services for refiners, marketers and distributors of refined products. Sixteen of our terminals have capabilities to receive product from waterborne vessels, and fourteen of our terminals provide our customers with more than one method of loading capabilities for downstream distribution. We believe that our ability to offer several modes of inbound and downstream transportation gives us the flexibility to meet the evolving demands of our existing customers and prospective customers.

Established relationships with longstanding customers generating stable cash flows. We have cultivated valuable long-term relationships with our customers and, as a result, have historically enjoyed stable cash flows and minimal customer turnover. As of December 31, 2016, approximately 93% of our available storage capacity was under contract, and our top ten customers for the year ended December 31, 2016 have used our services for an average of more than nine years. Our top ten customers include several major oil and gas companies. We believe that our reputation as a reliable and cost-effective supplier of services will help us maintain strong relationships with our existing customers and will assist us in our efforts to develop relationships with new customers.

Our relationship with Apex. We intend to continue to act as Apex’s primary refined products and crude oil infrastructure investment vehicle. We believe that our sponsors, as the owners of our general partner, all of our incentive distribution rights and a 73.6% limited partner interest in us, are motivated to promote and support the successful execution of our principal business objectives and to pursue projects that directly or indirectly enhance the value of our assets through, for example, the following:

•	Acquisition Opportunities. Apex owns terminals located in the East Coast and Gulf Coast regions that are strategic to Apex’s distribution and marketing business. We believe that these terminals would complement our existing asset base. At the closing of our IPO, we entered into an omnibus agreement pursuant to which Apex granted us a right of first offer to acquire each of its terminal assets should Apex desire to sell them. We expect that Apex will continue as the primary customer of these assets after any purchase. In addition, we have a right of first offer to purchase certain terminaling and ancillary assets that Apex may purchase or construct in the future. Effective, January 1, 2015, we completed the acquisition of Apex’s Greensboro, North Carolina terminal increasing our storage capacity an additional 0.7 million barrels.

•	Market knowledge and customer relationships. We believe that Apex’s active participation in the distribution and marketing business and its unique insights into business opportunities in our industry will help us identify, evaluate and pursue attractive commercial growth opportunities, which may include expansion at existing facilities, the acquisition of assets from our sponsors or third parties or the construction of new assets. In addition, Apex has established strong, long-standing relationships within the energy industry, which we believe will enable us to grow and expand our business by creating opportunities with new customers and identifying new markets.

•	Terminaling Services Agreements. Under terminaling services agreements that we entered into in connection with the closing of our IPO, Apex pays us fees to receive integrated terminaling services. As of December 31, 2016, the weighted average term of these agreements, measured by revenue, is approximately 1.0 year and the agreements contain a storage commitment to us of 6.7 million barrels. Apex’s minimum commitment for base storage services fees is $22.5 million for the year ending December 31, 2017.

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

2016 and Recent Developments

Acquisitions and Expansion Projects

During 2016 we added approximately $14.9 million in expansion capital expenditures at our facilities, the most significant items being the construction of two new tanks at the Blakeley Island terminal, the return of tankage at the Blakeley Island and Chickasaw terminals to operational capacity and the construction of two new tanks at the North Little Rock terminal.

During 2016 we began construction of two tanks totaling 99,000 barrels of capacity at our Blakeley Island terminal. The tanks were placed in service in the first quarter of 2017, and placed under contract with a third party through at least December 31, 2019.

During 2016 we completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and placed the tanks in service during the third quarter of 2016. All of the operational tank capacity is under contract with Apex through at least August 14, 2017.

Our Relationship with Our Sponsors

Our parent owns a 65.7% limited partner interest in us through its direct ownership of 6,423,007 common units and indirect ownership of 16,485,507 common units through its ownership of CPT 2010. Our parent may develop new terminals and acquire and hold third-party terminals. Our parent may contribute these terminals to us in the future upon the development or substantial utilization of these assets although it has no obligation to do so.

One of our principal attributes is our relationship with Apex, which is controlled by Paul A. Novelly and members of his family. Approximately 40% of our revenue for 2016 was derived from Apex. Formed in 1932, Apex is a distribution and marketing company that supplies, distributes and markets refined petroleum products to refiners, wholesalers, distributors, marketers and industrial and commercial end users throughout the United States and international markets. Our terminals provide critical logistics services that support Apex’s distribution and marketing operations.

The controlling unitholders indirectly control our general partner, and our sponsors own all of our incentive distribution rights. Because our sponsors will benefit from increases in our cash distributions through their ownership of our incentive distribution rights, our sponsors are positioned to benefit directly from facilitating our ability to pursue accretive growth projects, including organic and new build expansions as well as acquisitions from Apex and third parties. Additionally, the controlling unitholders will benefit from such acquisitions through the direct and indirect ownership of our common units.

Apex is involved in the terminaling, distribution and marketing of refined petroleum products and owns the following terminals that may be suitable to our operations in the future:

Location	Available Storage Capacity (shell mbbls)	% of Total Available Storage Capacity	Product	Supply Method	Delivery Method
East Coast
Albany, NY (1)	816	11.4%	Gasoline, Distillate, Kerosene, Ethanol, Biodiesel	Barge, Rail, Ship, Truck	Truck
Baltimore, MD (North)	797	11.2%	Gasoline, Distillate	Barge, Ship, Truck, Colonial Pipeline	Truck
Baltimore, MD (South)	1,536	21.5%	Gasoline, Distillate, Biodiesel, Liquid Asphalt, Crude Oil, Kerosene, Ethanol	Barge, Rail, Ship, Truck	Truck
Wilmington, NC	1,485	20.8%	Gasoline, Liquid Asphalt, Distillate, Biodiesel, Aviation Gasoline	Barge, Rail, Ship, Truck	Truck
Gulf Coast
Mt. Airy, LA	2,504	35.1%	No. 6 Oil, Liquid Asphalt, Light Oil	Barge, Ship, Truck	Truck
	7,138	100.0%

(1)	The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 816,000 barrels of available storage capacity represents Apex’s proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.

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

Our Assets and Operations

Terminal Assets

Our terminal assets are located in the East Coast, Gulf Coast and Midwest regions of the United States. Refiners typically use our terminals because they prefer to subcontract terminaling and storage services or their facilities do not have adequate storage capacity or dock infrastructure or do not meet specialized handling requirements for a particular product. We also provide storage services to distributors, marketers and traders that require access to large, strategically located storage capacity with efficient access to transportation infrastructure and in close proximity to refineries, demand markets or export hubs. Our combination of geographic location, efficient and well-maintained storage assets and access to multiple modes of transportation gives us the flexibility to meet the evolving demands of our existing customers, as well as the demands of prospective customers.

The following table and discussion of our terminal assets sets forth certain information regarding our terminals and related assets as of December 31, 2016.

Location	Available Storage Capacity (shell mbbls)	% of Total Available Storage Capacity	Product	Facility Site Owned/ Leased	Supply Method	Delivery Method
East Coast
Albany, NY (1)	384	2.5%	Gasoline, Distillate, Kerosene, Ethanol, Biodiesel	Owned	Barge, Rail, Ship, Truck	Truck
Baltimore, MD	1,267	8.1%	Gasoline, No. 2 Oil, Kerosene, Ultra-Low-Sulfur Diesel, Ethanol	Owned	Barge, Ship, Colonial Pipeline	Barge, Ship, Truck
Chesapeake, VA	560	3.6%	Gasoline, Liquid Asphalt, Distillate, Aviation Gas, Vegetable Oil, Biodiesel	Owned	Barge, Rail, Ship, Colonial Pipeline	Barge, Ship, Truck
Gates, NY	276	1.8%	Gasoline, Distillate, Ethanol, Jet Fuel	Owned	Buckeye Pipeline, Sun Pipeline	Truck
Glenmont, NY	2,103	13.4%	Gasoline, Distillate, Kerosene, Ice Melt	Owned	Barge, Ship	Pipeline, Truck
Greensboro, NC	684	4.4%	Gasoline, Distillate, Biodiesel, Jet Fuel, Ethanol	Owned	Colonial Pipeline, Truck	Truck
Jacksonville, FL	1,130	7.2%	Gasoline, Distillate, Ethanol, Biodiesel	Owned	Barge, Rail, Ship, Truck	Barge, Truck
Newark, NJ	1,064	6.8%	Gasoline, Distillate, Biodiesel, Heating Oil, Ethanol	Owned	Barge, Colonial Pipeline	Barge, Truck
Salisbury, MD	177	1.1%	Gasoline, Ultra-Low-Sulfur Diesel, Heating Oil, Ethanol	Owned	Barge, Truck	Truck
Weirton, WV	680	4.3%	Crude Oil	Owned	Barge, Truck	Barge
Gulf Coast
Baton Rouge, LA	1,640	10.5%	No. 6 Oil, Vacuum Gas Oil, Liquid Asphalt, Carbon Black	Leased	Barge, Rail, Ship	Barge, Rail, Truck
Blakeley Island, AL(2)	1,182	7.6%	Gasoline, Crude Oil, Distillates, Ethanol, Residual Fuels, Biodiesel, Ultra-Low-Sulfur Diesel	Owned	Barge, Ship	Barge, Ship, Truck
Chickasaw, AL	652	4.2%	Asphalt, Crude Oil, Residual Fuels, Biodiesel	Owned	Barge, Rail, Ship, Truck	Barge, Rail, Ship, Truck
Galveston, TX	2,020	12.9%	Vacuum Gas Oil, Vacuum Tower Bottoms, Bunker Fuel, No. 6 Oil	Owned and Leased	Barge, Ship	Barge, Ship, Truck
Midwest
Granite City, IL	821	5.2%	Liquid Asphalt, Polymer Facility	Leased	Barge, Rail	Barge, Rail, Truck
Memphis, TN	213	1.4%	Jet Fuel, Aviation Gas, Biodiesel	Owned	Barge	Barge, Truck
N. Little Rock, AR	316	2.0%	Gasoline, Caustic, Diesel, Biodiesel	Owned	Barge, Magellan Pipeline	Pipeline, Truck
Pine Bluff, AR	126	0.8%	No. 2 Oil, Caustic	Owned	Barge	Barge, Pipeline, Truck
St. Louis, MO	351	2.2%	Liquid Asphalt	Owned	Barge	Barge, Truck
	15,646	100.0%

(1)	The Albany terminal is operated as a joint venture with Apex. Apex owns a 68% interest, and we own the remaining 32% interest in the terminal. The 384,000 barrels of available storage capacity represents our proportionate share of the 1.2 million barrels of total available storage capacity of the terminal.
(2)	During 2016 we began construction of two tanks totaling 99,000 barrels of capacity at our Blakeley Island terminal. The tanks were completed and placed in service in the first quarter of 2017.

East Coast

Our terminaling services in the Northeast region often serve as pooling points that aggregate product delivered by pipeline or barge for delivery to distributors in order to meet local refined product demand. The Northeast region is also a heavy user of heating oil because of the logistical issues associated with natural gas transportation in the area. Accordingly, our assets in the Northeast region primarily handle gasoline, jet fuel, ultra-low-sulfur diesel, biodiesel, No. 2 heating oil and ethanol.

Albany Terminal. We own a 32% interest in the Albany terminal, located in Rensselaer, New York, through a joint venture agreement with Apex, which operates the terminal and owns the remaining 68% interest. The products stored at the terminal include gasoline, distillate, kerosene, ethanol and biodiesel.

Storage Capacity. The Albany terminal operates 20 tanks ranging in size from 4,700 to 110,000 barrels, with a total available storage capacity of 1,200,000 barrels.

Loading and Transport Capabilities. The terminal includes a four bay truck loading rack.

Connectivity. Products are received by barge, ship, rail or truck and are generally transported from the terminal by truck.

Customer Base and Contracts. Approximately 51% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2017. Approximately 25% of the available storage capacity of the terminal is under contract with major oil companies.

Baltimore Terminal. The Baltimore terminal is located in Southwest Baltimore and is currently used to store gasoline, heating oil, kerosene, ethanol, and diesel fuel.

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

Customer Base and Contracts. Approximately 67% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2017. An additional 22% of the capacity is under contract with various third parties.

Chesapeake Terminal. The Chesapeake terminal, located in Chesapeake, Virginia on the Elizabeth River a short distance from Chesapeake Bay, stores light refined products (gasoline, diesel and fuel oil), vegetable oils and liquid asphalt. The terminal facility site includes substantial additional land available for expansion.

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

Customer Base and Contracts. All of the available storage capacity of the terminal is under contract. 165,000 barrels of liquid asphalt storage capacity is contracted with Apex though at least December 31, 2017. This agreement provides for a base storage fee plus additional payments for heating the asphalt. Apex has contracted to store 78,000 barrels of light refined products. Three large oil companies have contracted to store 262,000 barrels and a large grain producer has contracted for the remaining 55,000 barrels.

Gates Terminal. The Gates terminal is located near Rochester, New York and is used to store gasoline, diesel fuel, ethanol and jet fuel.

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

Customer Base and Contracts. 101,000 barrels of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2017 and two oil companies have contracted for the remaining 175,000 barrels.

Glenmont Terminal. The Glenmont terminal is located near Albany, New York on the west shore of the Hudson River and stores gasoline, diesel fuel, kerosene and ice melt.

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

Connectivity. Products are received by barges and ships traveling the Hudson River and are transported from the terminal by truck or pipeline to a nearby terminal.

Customer Base and Contracts. Approximately 88% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2017. The remaining available storage capacity of the terminal is under contract to a major oil company and another customer.

Greensboro Terminal. The Greensboro terminal is located in Greensboro, North Carolina and stores gasoline, diesel fuel, biodiesel, jet fuel and ethanol.

Storage Capacity. The Greensboro terminal consists of 16 tanks ranging in size from 5,000 barrels to 74,000 barrels with a total available storage capacity of 684,000 barrels.

Loading and Transport Capabilities. The terminal has a truck loading rack with four loading bays. The terminal does not have a dock.

Connectivity. Products are received from the Colonial Pipeline or truck and are transported from the terminal by truck.

Customer Base and Contracts. 664,000 barrels of the available tankage is under contract with Apex through at least December 31, 2017. The remaining available storage capacity of the terminal is under contract to a major oil company and another customer.

Jacksonville Terminal. The Jacksonville terminal is located in Jacksonville, Florida and stores gasoline, diesel fuel ethanol and biodiesel.

Storage Capacity. The original Jacksonville terminal was constructed in 2011 and includes nine tanks ranging from 27,000 to 81,000 barrels, with a total available storage capacity of 680,000 barrels. In April 2013, we purchased an adjacent terminal with 13 tanks ranging in size from 6,000 to 54,000 barrels, with a total available storage capacity of 450,000 barrels. The combined facilities have a total available storage capacity of 1,130,000 barrels. Construction of a pipeline connecting the two facilities was completed in 2013.

Loading and Transport Capabilities. The combined terminals have two truck racks with a total of six loading bays and an offloading station for ethanol. The terminal includes a dock located on the St. John’s River in Jacksonville Harbor capable of handling vessels up to 680 feet in length.

Connectivity. Products are received by barge, rail, ship or truck and are transported from the terminal by barge or truck.

Customer Base and Contracts. Two major oil companies have contracted for an aggregate minimum of 495,000 barrels of light refined products throughput per month. These customers have throughput significantly more volume than their minimums since the inception of the contracts. Apex has contracted to store 252,000 barrels of light refined products through at least August 13, 2017. An additional 163,000 barrels is under contract to another customer.

Newark Terminal. The Newark terminal is located in Newark, New Jersey in New York Harbor and stores gasoline, diesel fuel, biodiesel, heating oil, and ethanol.

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

Connectivity. Products are received by barge or from the Colonial Pipeline and are transported from the terminal by barge or truck.

Customer Base and Contracts. Approximately 41% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2018. An additional 531,000 barrels is under contract with various third parties.

Salisbury Terminal. The Salisbury terminal is located in Salisbury, Maryland and is used to store gasoline, ultra-low-sulfur diesel, ethanol and heating oil.

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

Customer Base and Contracts. Approximately 80% of the available storage capacity of the terminal is under contract with Apex through at least September 30, 2018.

Weirton Terminal. The Weirton terminal is located in Weirton, West Virginia and stores crude oil from the Marcellus shale fields.

Storage Capacity. Pursuant to a five-year contract with a major oil company, we completed renovations to the Weirton terminal facility in February 2013, and the terminal currently operates five tanks ranging in size from 55,000 to 225,000 barrels, with a total available storage capacity of 680,000 barrels.

Loading and Transport Capabilities. The terminal has nine truck offloading stations.

Connectivity. The crude oil is delivered by barge or truck and is transported from the terminal by barge.

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through at least June 30, 2020.

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

Connectivity. Products are received by barge, ship and rail and are transported from the terminal by barge, rail and truck.

Customer Base and Contracts. The terminal has five customers, with fixed quantities of storage reserved for each customer ranging from 55,000 to 499,000 barrels. Approximately 29% of the available storage capacity of the terminal is under contract with Apex through at least December 31, 2018.

Blakeley Island Terminal. The Blakeley Island terminal is located along the east side of the Mobile River, north of Mobile Bay and stores gasoline, crude oil, diesel fuel, ethanol, residual fuels and biodiesel.

Storage Capacity. The Blakeley Island terminal operates 10 tanks ranging in size from 32,000 to 167,000 barrels, with a total available storage capacity of 1,182,000 barrels. Five of the tanks are heated for the storage of residual fuels.

Loading and Transport Capabilities. The facility includes a dock along with loading hoses, piping, lighting and jib cranes. The dock can accommodate four barges or one marine tanker at a time. The facility can accommodate one truck at a time at its loading rack.

Connectivity. Products are received by barge and ship and are transported from the terminal by barge, ship and truck.

Customer Base and Contracts. The terminal has three customers, with fixed quantities of storage reserved for each customer ranging from 322,000 to 526,000 barrels. Approximately 45% of the available storage capacity of the terminal is under contract with Apex through at least April 30, 2017.

Chickasaw Terminal. The Chickasaw terminal is located along the west side of Chickasaw Creek, just off the Mobile River, north of Mobile Bay and stores asphalt, crude oil, biodiesel and residual fuels.

Storage Capacity. The Chickasaw terminal operates 16 tanks ranging in size from 4,000 to 126,000 barrels, with a total available storage capacity of 652,000 barrels. Five of the tanks are heated and insulated.

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

Customer Base and Contracts. The terminal has four customers, with fixed quantities of storage reserved for each customer ranging from 10,000 to 125,000 barrels. None of the tankage is under contract with Apex. The four third parties account for 60% of the available storage capacity of the terminal.

Galveston Terminal. The Galveston terminal is located on Pelican Island, along the north side of the Galveston Channel inshore of the Gulf of Mexico and stores various heavy residual fuels.

Storage Capacity. The Galveston terminal includes 26 tanks ranging in size from 10,000 barrels to 215,000 barrels, with a total available storage capacity of 2,020,000 barrels. All of the tanks are heated, and 25 are insulated. The terminal facility site includes additional land for possible expansion.

Loading and Transport Capabilities. A barge and ship dock nearly 900 feet long can accommodate marine traffic with a draft of up to 38 feet, and seven 6- to 16-inch pipelines that extend from the wharf to 16 of our storage tanks. The terminal also includes a four bay truck rack.

Connectivity. Products, including carbon black oil, No. 6 oil and slurry oil, are received by barge and ship traveling in Galveston Bay and are transported from the terminal by barge, ship and truck.

Customer Base and Contracts. The terminal has eight customers, with fixed quantities of storage reserved for each customer ranging from 10,000 to 613,000 barrels. Approximately 22% of the available storage capacity of the terminal is under contract with Apex through at least December 31, 2018 and another 9% is under contract to Apex on a month-to-month basis. The remaining available storage capacity is under contract with various third parties.

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

Customer Base and Contracts. All of the available storage capacity is under contract with a major oil company through December 31, 2020.

Memphis Terminal. The Memphis terminal is located on McKellar Lake, approximately one mile from the eastern bank of the Mississippi River, in Memphis, Tennessee, and primarily stores aviation gasoline, jet fuel and biodiesel.

Storage Capacity. The Memphis terminal consists of six main storage tanks ranging in size from 10,000 to 67,000 barrels, with a total available storage capacity of 213,000 barrels. Two smaller tanks with approximately 400 barrels of capacity each are used to store biodiesel.

Loading and Transport Capabilities. We lease and operate a barge loading facility and connecting pipelines at the terminal. The terminal site also includes a truck rack with two loading bays and is connected to a vapor recovery system.

Connectivity. Products are delivered to the Memphis terminal by barges traveling the Mississippi River. Products are transported from the terminal by barge or truck.

Customer Base and Contracts. All of the available storage capacity is under contract with a large refiner through May 31, 2021. While this customer owns facilities adjacent to the Memphis terminal, it continues to use our terminal extensively.

 North Little Rock Terminal. The Little Rock terminal is located on the south bank of the Arkansas River in North Little Rock, Arkansas and stores various products, including gasoline, ultra-low-sulfur diesel and biodiesel.

Storage Capacity. The Little Rock terminal has five tanks ranging in size from 25,000 to 90,000 barrels, with a total available storage capacity of 316,000 barrels, including two tanks newly constructed in 2016, totaling 178,000 barrels of capacity.

Loading and Transport Capabilities. The terminal includes a barge loading facility and two one-spot top loading truck bays (with a third bay currently unutilized). The terminal has a pipeline spur added to receive barges and transport product directly to a customer’s facility.

Connectivity. Products are received primarily by barge and the Magellan Pipeline and are transported from the terminal by truck and pipeline.

Customer Base and Contracts. The terminal has three customers, with fixed quantities of storage reserved for each customer ranging from 25,000 to 234,000 barrels. Approximately 74% of the available storage capacity of the terminal is under contract with Apex through at least August 13, 2017. The remaining available storage capacity is under contract with various third parties.

Pine Bluff Terminal. The Pine Bluff terminal is located on Lake Langhoffer, which connects to the Arkansas River in Pine Bluff, Arkansas and stores No. 2 fuel oil and caustic soda.

Storage Capacity. The Pine Bluff terminal consists of four storage tanks with a total available storage capacity of 126,000 barrels. Two 25,000-barrel tanks are used for the storage of caustic soda, and a 26,000-barrel tank and a 50,000-barrel tank are used for No. 2 fuel oil storage.

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

Connectivity. Products are received primarily by barge and are transported from the terminal by barge, truck and pipeline.

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

Customer Base and Contracts. All of the available storage capacity is under contract with Apex through at least December 31, 2017.

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

Our Operations

We provide terminaling and storage of light refined products, such as gasoline, distillates and jet fuels; heavy refined products, such as residual fuel oils and liquid asphalt; and crude oil. We generate substantially all of our revenues through the provision of fee-based services to our customers. The types of fees we charge are:

•	Storage Services Fees. For the year ended December 31, 2016, we generated approximately 84% of our revenues from fees for storage services.

Our customers pay base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve storage capacity in our tanks and to compensate us for receiving up to a base amount of product volume on their behalf. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the amount of product that we receive. For the past three calendar years, these base storage services fees accounted for between 81% and 84% of our annual revenue.

Our customers also pay us excess storage fees when we handle product volume on their behalf that exceeds the volume contemplated in their monthly base storage services fee. For the year ended December 31, 2016, we generated approximately 1% of our revenues from these excess storage fees. For the past three calendar years, these excess storage fees have generated approximately 1% our annual revenue.

•	Ancillary Services Fees. For the year ended December 31, 2016, we generated approximately 13% of our revenues from fees associated with ancillary services, such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt and (iv) rail car loading, unloading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers. For the past three calendar years, these ancillary services fees have generated between 13% and 14% of our annual revenue.

•	Additive Services Fees. For the year ended December 31, 2016, we generated approximately 3% of our revenues from fees for injecting generic gasoline, proprietary gasoline, lubricity, red dye and cold flow additives to our customers’ products. Certain of these additives are mandated by applicable federal, state and local regulations for all light refined products, and other additives, such as cold flow additive, may be required to meet customer specifications. The revenues we generate from additive services fees vary based upon the activity levels of our customers. For the past three calendar years, these additive services fees have generated approximately 3% of our annual revenue.

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

Customers

We provide storage and terminaling services for a broad mix of customers across the regions in which we operate, including major integrated oil companies, distributors, marketers, traders and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. Our two largest customers are Apex and Phillips 66 Company (“Phillips 66”), and for the year ended December 31, 2016, approximately 40% and 10% of our revenues were derived from providing integrated terminaling services to Apex and Phillips 66, respectively. For the year ended December 31, 2016, our ten largest customers accounted for a total of approximately 80% of our revenues.

Contracts

Our terminals contract with customers to provide firm storage and terminaling services, for which they charge storage services fees, throughput fees, additive services fees and ancillary services fees, as described above under “—Our Operations.”

The terminal services agreements at our terminals typically have terms of one to five years. On occasion we may enter into shorter-term contracts in order to generate revenue from otherwise unutilized tanks. Our general contracting philosophy at our terminals is to commit a high percentage of our available storage capacity to multi-year terminaling services agreements at attractive rates, while simultaneously contracting for terminal services with non-storage customers based on throughput volumes. Upon expiration of the primary contract term, our terminal services agreements generally renew automatically for successive renewal terms that range up to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to twelve months prior to expiration. Many of our customers are currently in the renewal portion of their contracts. Although these customers have the ability to terminate their contracts with us prior to the expiration of the requisite notice period, our long-standing relationships with our customers, including major integrated oil companies, help mitigate this risk and historically have provided stable revenue. Our top ten customers for the year ended December 31, 2016 have used our services for an average of more than nine years.

Under terminaling services agreements that we entered into in connection with the closing of our IPO, Apex pays us fees to receive integrated terminaling services. As of December 31, 2016, the weighted average term of these agreements, measured by revenue, is approximately 1.0 year and the agreements contain a storage commitment to us of 6.7 million barrels. Apex’s minimum commitment for base storage services fees is $22.5 million for the year ending December 31, 2017.

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

Environmental and Occupational Safety and Health Regulation

General

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of gasoline, aviation gasoline, jet fuel, distillates, fuel oil, carbon black, asphalt and crude oil is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities and concentration of pollutants that may be emitted or discharged into the air or stormwater system; the handling and disposal of solid and hazardous wastes; apply specific health and safety criteria addressing worker protection and the public welfare; and require remedial measures to mitigate pollution from former and ongoing operations. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. Although these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected.

In addition, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to incur significant expenditures. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of hydrocarbons into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims made by third parties for personal injury and property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations, and liquidity.

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

In recent years, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, or GHGs, and almost one half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that smaller sources such as our operations could become subject to GHG-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.

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

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil and petroleum products we store. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of greenhouse gases could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for our services. Many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

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

Water

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. and construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of stormwater runoff from certain types of facilities. These permits may require us to monitor and sample the stormwater runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

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

Safety and Maintenance

We have a corporate health and safety program to govern the way we conduct our operations at each of our facilities. Each of our employees are required to understand and follow our health and safety plan and have the necessary OSHA training for certain tasks performed at our facilities. We perform preventive and normal maintenance on all of our storage tanks, terminals and pipeline systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulation. At our terminals, many of the tanks are equipped with internal floating roofs to minimize regulated emissions and prevent potentially flammable vapor accumulation.

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

Employees

We are managed by our general partner. Our employees who work in the field at our terminals are employed by our primary operating subsidiary, Center Point, or its subsidiary, Center Point Terminal Newark, LP (“Newark”). At December 31, 2016 Center Point and Newark had 161 employees. All other employees that conduct our business are provided by the general partner or its affiliates. Pursuant to the partnership agreement, the Partnership reimburses the general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our Internet site, www.worldpointlp.com. The information on our website, or information about us on any other website, is not incorporated by reference into this report.

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

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.30 per unit, or $1.20 per unit per year, which requires us to have available cash of approximately $10.5 million per quarter, or $41.8 million per year, based on the number of outstanding common units. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

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

Any sustained decrease in demand for light refined products, heavy refined products and crude oil related services in the markets served by our terminals could result in a significant reduction in storage usage in our terminals, which would reduce our cash flow and our ability to make distributions to our unitholders. Our financial results may also be affected by uncertain or changing economic conditions within certain regions, including the substantial decrease in the price of crude oil and petroleum products that began during the fourth quarter of 2014 and has continued into 2017. While we generally view lower prices for the products we store as positive for terminal operators, a sustained price depression may reduce the margins available to our marketing customers, which could result in downward pressure on storage rates and/or volume utilization. If economic and market conditions remain uncertain or adverse conditions persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

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

A significant percentage of our revenue is attributable to a relatively limited number of customers, including Apex and Phillips 66. Our top ten customers accounted for approximately 80% of our revenue for the year ended December 31, 2016, including Apex and Phillips 66, which accounted for approximately 40% and 10%, respectively, of our revenue for the year ended December 31, 2016.

Because of Apex’s position as a major customer of our business, events which adversely affect Apex’s creditworthiness or business operations may adversely affect our financial condition or results of operations. If Apex is unable to meet its minimum volume commitment for any reason, then our revenues would decline and our ability to make distributions to our unitholders would be reduced. Therefore, we are indirectly subject to the business risks of Apex, many of which are similar to the business risks we face. In addition, if we acquire additional terminals from Apex pursuant to our right of first offer or otherwise, or if we enter into new or expanded agreements, the percentage of our revenue generated by Apex may increase. In particular, these business risks include the following:

•	Apex’s inability to negotiate favorable terms with its distribution and marketing customers;
•	contract non-performance by Apex’s customers;
•	Apex and our customers’ inability to obtain financing on reasonable terms. Apex has a working capital credit facility that provides common terms and conditions pursuant to which individual banks that are a party to the facility may choose to make loans to it from time to time; however, no lender has an obligation to make any additional future loans to Apex;
•	a material decline in refined product supplies, which could increase Apex’s terminaling, storage and throughput costs on a per-barrel basis;
•	a material decline in petroleum product trading conditions, which could reduce Apex’s profits and cash flow; and
•	various operational risks to which Apex’s business is subject.

In addition, some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.

If we are unable to renew or extend the terminaling services agreements we have with Apex, our ability to make distributions to our unitholders will be reduced.

The initial terms of Apex’s obligations under its terminaling services agreements with us ranged from one to five years based on the terminal location. The majority of Apex’s committed volume is now in the one-year evergreen renewal phase, and Apex is under no obligation to renew its commitments. If Apex fails to use our facilities and services after expiration of the applicable commitment and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.

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

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Approximately 80% of our revenues for the year ended December 31, 2016 were attributable to our ten largest customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to remarket or otherwise use the storage capacity could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

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

Some of our terminal services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our terminal services agreements generally have primary contract terms that range from one year to five years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range up to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from one to 12 months prior to the expiration of the applicable renewal term. As of December 31, 2016, the capacity-weighted average remaining term of our terminaling services agreements was approximately 1.5 years. Terminal services agreements that account for an aggregate of 50% of our base storage services revenues for the year ending December 31, 2017 could be terminated by our customers without penalty within the same period. If any one or more of our terminal services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated terminal services agreement. The occurrence of any one or more of these events could have a material impact on our financial condition and results of operations.

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

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit. If we are unable to make acquisitions from third parties or our sponsors because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	an inability to successfully integrate the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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

For the year ended December 31, 2016, we generated approximately 1% of our revenues from excess storage fees, which our storage customers pay us to receive product volume on their behalf that exceeds the base storage services contemplated in their agreed upon monthly storage services fee.

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

In recent years, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

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

Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business, any future federal laws or regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the refined products and crude oil we store. The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of greenhouse gases could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for our services. We cannot predict with any certainty at this time how these possibilities may affect our operations. Many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

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

Interest rates may increase in the future. As a result, interest rates on our revolving credit facility or future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price will be impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment-decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

The adoption of derivatives legislation by Congress could have an adverse impact on our customers’ ability to hedge risks associated with their business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities.

The Dodd-Frank Act requires the Commodity Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions. In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a CFTC- or SEC-registered clearing facility and executed on a designated exchange or swap execution facility. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants, establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.

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

Given the difficulties inherent in the design and operation of internal control over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our, or our independent registered public accounting firm’s, future conclusions about the effectiveness of our internal control, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal control over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

We are required to disclose changes made in our internal control and procedures on a quarterly basis and have made our annual assessment of our internal control over financial reporting pursuant to Section 404 for the fiscal year ended December 31, 2016. While our assessment is that we were able to establish satisfactory internal controls, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an “emerging growth company,” which will be December 31, 2018 unless, prior to that time, we have more than $1.0 billion in annual revenues, have a market value for our common units held by non-affiliates of more than $700 million or issue more than $1.0 billion of non-convertible debt.

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

The controlling unitholders own and control our general partner and have appointed all of the directors and officers of our general partner, some of whom will also be directors and officers of our parent and Apex. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owners, the controlling unitholders. Therefore, conflicts of interest may arise between our sponsors and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of our sponsors over the interests of our common unitholders. These conflicts include the following situations, among others:

•	our general partner is allowed to take into account the interests of parties other than us, such as the controlling unitholders, in resolving conflicts of interest, which has the effect of limiting its duties to our unitholders;

•	neither our partnership agreement nor any other agreement requires our parent or Apex to pursue a business strategy that favors us, and the directors and officers of our parent and Apex have a fiduciary duty to make these decisions in the best interests of their stockholders. Our parent or Apex may choose to shift the focus of its investment and growth to areas not served by our assets;

•	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•	our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, and the amount of adjusted operating surplus generated in any given period;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•	our partnership agreement permits us to distribute up to $30.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to Apex and the controlling unitholders in respect of the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•	disputes may arise under our terminaling services agreements with Apex, including with respect to the interpretation of the agreement and fee redeterminations or renegotiation thereof;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including Apex’s obligations under the terminaling services agreements and our general partner’s and Apex’s obligations under the omnibus agreement; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we may rely upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash available to distribute to our unitholders.

Actions taken by our general partner may affect the amount of cash available for distribution to unitholders.

The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:

•	the amount and timing of asset purchases and sales;
•	cash expenditures;
•	borrowings;
•	the issuance of additional units; and
•	the creation, reduction or increase of reserves in any quarter.

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner.

In addition, our general partner may use an amount, initially equal to $30.0 million, which would not otherwise constitute available cash from operating surplus, in order to permit the payment of cash distributions on its affiliates’ units and our sponsors’ incentive distribution rights. All of these actions may affect the amount of cash distributed to our unitholders and our general partner.

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•	permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us or any limited partner. Examples of decisions that our general partner may make in its individual capacity include: (i) how to allocate business opportunities among us and its other affiliates; (ii) whether to exercise its limited call right; (iii) how to exercise its voting rights with respect to the units it owns; (iv) whether to exercise its registration rights; (v) whether to elect to reset target distribution levels; and (vi) whether or not to consent to any merger or consolidation of the Partnership or amendment to our partnership agreement;

•	provides that the general partner will have no liability to us or our limited partners for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•	generally provides that in a situation involving a transaction with an affiliate or other conflict of interest, any determination by our general partner must be made in good faith. In addition, our general partner may seek the approval of such resolution from the conflicts committee of the board of directors of our general partner, but is not required to do so. If an affiliate transaction or the resolution of another conflict of interest is not approved by our public common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest is either on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is “fair and reasonable” to us, considering the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us, then it will be presumed that in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us challenging such decision, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption;

•	provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers or directors, as the cases may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful.

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

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by the controlling unitholders, as a result of their owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are initially unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all our outstanding common units is required to remove our general partner. At March 13, 2017, our parent owned, directly or indirectly, an aggregate of 65.7% of our common units.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. At March 13, 2017, our general partner and its affiliates owned approximately 73.6% of our 34,861,014 outstanding common units.

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

At March 13, 2017, we had 34,861,014 common units outstanding. Sales by our sponsors or other large holders of a substantial number of our common units in the public markets or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our parent. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by our parent). At March 13, 2017, our parent owned, directly or indirectly, approximately 65.7% of the outstanding limited partner units.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.

A lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. During 2016, the market price of our common units fluctuated from a low of $11.80 to a high of $17.65. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our properties is contained in Item 1, Business.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units are listed and traded on the NYSE under the symbol “WPT”. The following table sets forth for the indicated periods the high and low sales price per unit for our common units on the NYSE:

	Common Unit Price Range
2016	High	Low
4th Quarter	$17.65	14.55
3rd Quarter	16.49	14.25
2nd Quarter	15.94	14.13
1st Quarter	14.74	11.80
2015
4th Quarter	$14.49	11.79
3rd Quarter	17.43	13.28
2nd Quarter	18.90	16.33
1st Quarter	21.25	15.90

As of the close of business on March 13, 2017, based on information received from our transfer agent, there were approximately 9 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. As of December 31, 2015 16,485,507 subordinated units, for which there is no established public trading market, were issued and outstanding. All of the subordinated units were held by affiliates of our general partner. Our general partner and its affiliates received quarterly distributions on these units only after sufficient funds had been paid to the common units. The subordination period ended upon payment of the third-quarter 2016 distribution on November 14, 2016, at which time, each outstanding subordinated unit converted into one common unit and will participate on terms equal to all other common units in future distributions of available cash.

Cash distributions paid to unitholders for the years ended December 31, 2016 and 2015 were as follows:

Record Date	Payment Date	Amount Per Limited Partner Unit (1)
2016
January 31,2017	February 14, 2017	$0.3000
October 28, 2016	November 14, 2016	$0.3000
July 28, 2016	August 12, 2016	$0.3000
April 28, 2016	May 13, 2016	$0.3000
2015
January 28, 2016	February 12, 2016	$0.3000
October 29, 2015	November 13, 2015	$0.3000
July 30, 2015	August 14, 2015	$0.3000
May 4, 2015	May 15, 2015	$0.3000

(1)	Cash distributions for a quarter are declared and paid in the following quarter. See below for a discussion of our policy regarding distribution payments.

We are a publicly traded partnership and are not subject to income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction regardless of whether we make distributions.

Under the terms of the agreements governing our revolving credit facility, we are required to maintain certain financial ratios, and in order to comply with these covenants we may be restricted in our ability to declare or pay distributions to unitholders. As of December 31, 2016, we are in compliance with these covenants. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Line of Credit for additional information.

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

Minimum Quarterly Distribution

Our partnership agreement provided that, during the subordination period, holders of the common units had the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.30 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution to holders of the common units from prior quarters, before any distributions of available cash from operating surplus may be made to holders of the subordinated units. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, holders of the subordinated units were not entitled to receive any distributions from operating surplus until holders of the common units had received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages would be paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there would be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units. The subordination period ended upon payment of the third-quarter 2016 distribution on November 14, 2016, at which time, each outstanding subordinated unit converted into one common unit and will participate on terms equal to all other common units in future distributions of available cash.

General Partner Interest and IDRs

Our general partner owns a 0.0% non-economic general partner interest in us.

Apex and the controlling unitholders currently hold incentive distribution rights that entitle them to receive increasing percentages, up to an aggregate maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter (see Note 18 to our financial statements). The aggregate maximum distribution of 50.0% does not include any distributions they or their affiliates may receive on common units that they own.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
					Predecessor
	(In thousands except unit data)
Statements of Operations Data:
Revenues
Third parties	$59,856	$59,082	$56,675	$55,186	$52,591
Affiliates	39,768	37,044	33,488	28,634	21,518
	99,624	96,126	90,163	83,820	74,109
Operating costs, expenses and other:
Operating expenses	27,539	26,074	26,592	23,363	18,318
Operating expenses reimbursed to affiliates	4,644	5,177	3,015	4,449	5,790
Selling, general and administrative expenses	4,293	4,216	5,247	3,883	1,385
Selling, general and administrative expenses reimbursed to affiliates	2,565	2,053	1,958	2,194	1,338
Depreciation and amortization	23,901	25,733	20,441	18,222	15,363
Income from joint venture	(815)	(836)	(485)	(198)	-
(Loss) gain on disposition of assets	338	(5)	181	-	476
Total operating costs, expenses and other	62,465	62,412	56,949	51,913	42,670

Income from operations	37,159	33,714	33,214	31,907	31,439

Other income (expense)
Interest expense	(830)	(828)	(849)	(443)	(498)
Interest and dividend income	235	288	230	183	135
Gain on investments and other-net	(13)	103	47	142	368
Income before income taxes	36,551	33,277	32,642	31,789	31,444
(Benefit)/provision for income taxes	122	148	124	(573)	524
NET INCOME	36,429	33,129	32,518	32,362	30,920

Net income attributable to noncontrolling interest	-	-	-	(543)	(867)
Net income attributable to shareholder/unitholders	$36,429	$33,129	$32,518	$31,819	$30,053
Less Predecessor net income prior to August 14, 2013				17,921
Net income from August 14, 2013 to December 31, 2013 attributable to unitholders				$13,898

Basic and diluted earnings per unit attributable to unitholders(1)
Common	$1.04	$0.95	$0.98	$0.42
Subordinated(2)	$1.04	$0.95	$0.98	$0.42
Distributions per unit for the post IPO period	$1.2000	$1.2000	$1.2000	$0.4565

Balance Sheet Data (at period end):
Property, plant and equipment, net	$170,553	$171,488	$143,172	$137,479	$116,440
Total assets	$205,085	$206,423	$181,775	$185,117	$134,151
Total liabilities	$13,071	$11,382	$11,757	$21,213	$15,721
Total partners’ / shareholder’s equity	$192,014	$195,041	$170,018	$163,904	$118,430

(1)	The basic and diluted earnings per unit for the year ended December 31, 2013 represents earnings for the portion of the year from the date the IPO closed on August 14, 2013 through December 31, 2013.
(2)	The subordinated units were converted to common units on a one-for-one basis on November 14, 2016. See Item 8. Financial Statements and Supplementary Data, Note 18 for further discussion.

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

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of December 31, 2016, had a combined available storage capacity of 15.6 million barrels. During 2014, we acquired the Chickasaw and Blakeley Island terminals in Mobile, Alabama, increasing our storage capacity by approximately 1.8 million barrels, or 14%. On January 1, 2015, we acquired a terminal in Greensboro, North Carolina, increasing our storage capacity an additional 0.7 million barrels, or 5%. On September 14, 2015, we acquired a terminal in Salisbury, Maryland, increasing our storage capacity an additional 0.2 million barrels, or 1%. On August 14, 2016, we placed two newly constructed tanks into service at our North Little Rock terminal, increasing our storage capacity an additional 0.2 million barrels, or 1%. We have continued to expand blending capabilities at several of our terminals and, during 2016, began construction on two new tanks at our Blakeley Island terminal that added 0.1 million barrels of storage capacity when they were placed in service during the first quarter of 2017. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For the years ended December 31, 2016, 2015 and 2014, we generated approximately 84%, 83%, and 82%, respectively, of our revenue from storage services fees. Of our revenue for years ended December 31, 2016, 2015 and 2014, 84%, 82%, and 81%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (i) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, rail car loading and dock operations and (ii) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of December 31, 2016, approximately 93% of our total available storage capacity was under contract. The percentage of our storage capacity under contract decreased to 82% during 2014 because all of the Blakeley Island terminal and a portion of the Chickasaw terminal purchased in 2014 were not under contract when we acquired them in June 2014. Both facilities were in need of substantial repairs. While not completed, we have made substantial progress towards returning the facilities to service. At December 31, 2016, approximately 72% of the Blakeley Island terminal and 62% of the Chickasaw terminal were under contract. During the five years ended December 31, 2016, approximately 91% of our available storage capacity was under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have provided stable revenue. Our top ten customers including Apex, which represent over 80% of our revenue for 2016, have used our services for an average of more than nine years.

Factors That Impact Our Business

The revenues generated by our storage business are generally driven by our aggregate storage capacity under contract, the commercial utilization of our terminal facilities in relation to their capacity and the prices we receive for our services, which in turn are driven by the demand for the products being shipped through or stored in our facilities. Though substantially all of our terminal service agreements require a customer to pay for tank capacity regardless of use, our revenues can be affected by (i) the length of the underlying service contracts and pricing changes and shifts in the products handled when the underlying storage capacity is recontracted, (ii) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product stored or transported, (iii) changes in demand for additive services, (iv) inflation adjustments in storage services contracts and (v) changes in the demand for ancillary services such as product heating, mixing or blending, transferring our customers’ products between our tanks, rail car loading and dock operations.

We believe key factors that influence our business are (i) the long-term demand for and supply of refined products and crude oil, (ii) the indirect impact that changes in refined product and crude oil pricing has on terminal and storage demand and supply, (iii) the needs of our customers together with the competitiveness of our service offerings with respect to location, price, reliability and flexibility and (iv) our ability and the ability of our competitors to capitalize on growth opportunities and changing market dynamics.

Supply and Demand for Refined Products and Crude Oil

Our results of operations are dependent upon the volumes of refined products and crude oil we have contracted to handle and store and, to a lesser extent, on the actual volumes of refined products and crude oil we handle and store for our customers. An important factor in such contracting is the amount of production and demand for refined products and crude oil. The production of and demand for refined products and crude oil are driven by many factors, including the price for crude oil and general economic conditions. To the extent practicable and economically feasible, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms. However, an increase or decrease in the demand for refined products and crude oil in the areas served by our terminals will have a corresponding effect on (i) the volumes we actually terminal and store and (ii) the volumes we contract to terminal and store if we are not able to extend or replace our existing customer contracts.

Refined Product and Crude Oil Prices

Because we generally do not own the refined products or crude oil that we handle and do not engage in the trading of refined products or crude oil, we have minimal direct exposure to risks associated with fluctuating commodity prices. Extended periods of depressed or elevated refined product and crude oil prices can however lead producers to increase or decrease production of refined products and crude oil, which can impact supply and demand dynamics.

Effective January 1, 2016 we entered into a profit sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity. Profit-sharing revenues of $0.5 million were generated during the year ended December 31, 2016.

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

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	In June 2014 when we acquired the Chickasaw terminal all of the acquired tankage was not available for use. As of December 31, 2016, 62% of the available tankage had been made available for service and placed under contract, and additional tankage is expected to be made available in future reporting periods.

•	In June 2014 when we acquired the Blakeley Island terminal all of the acquired tankage was not available for use. The Blakeley Island terminal had no customers when it was acquired and had no revenue in 2014. Beginning in January 2015, 42% of the tankage became under contract, and additional tankage was placed under contract throughout 2015 and 2016. As of December 31, 2016, 72% of the available tankage had been placed under contract.

•	We acquired the Greensboro terminal January 1, 2015, and therefore we received no revenue from that facility during 2014.

•	We acquired the Salisbury terminal September 14, 2015, and did not have any customers until October 1, 2015, and therefore we received no revenue from that facility prior to the fourth quarter of 2015.

•	We recently completed construction of two tanks with a total storage capacity of 178,000 barrels at our North Little Rock terminal. The tanks were placed in service on August 14, 2016, and therefore, we received no revenue from the tanks prior to the third quarter of 2016.

•	We recently completed construction of two tanks with a total storage capacity of 99,000 barrels at our Blakeley Island terminal. The tanks were placed in service in the first quarter of 2017, and therefore, we received no revenue from the tanks in 2016 or prior years.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses;

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

Ancillary Services Fees. We charge ancillary services fees to our customers for providing services such as (i) heating, mixing and blending our customers’ products that are stored in our tanks, (ii) transferring our customers’ products between our tanks, (iii) at our Granite City terminal, adding polymer to liquid asphalt (iv) profit-sharing revenues at our St. Louis terminal and (v) railcar loading and dock operations. The revenues we generate from ancillary services fees vary based upon the activity levels of our customers.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014

	(in thousands except operating data)
REVENUES
Third parties	$59,856	$59,082	$56,675
Affiliates	39,768	37,044	33,488
	99,624	96,126	90,163

Operating costs, expenses and other
Operating expenses	27,539	26,074	26,592
Operating expenses reimbursed to affiliates	4,644	5,177	3,015
Selling, general and administrative expenses	4,293	4,216	5,247
Selling, general and administrative expenses reimbursed to affiliates	2,565	2,053	1,958
Depreciation and amortization	23,901	25,733	20,441
Income from joint venture	(815)	(836)	(485)
(Gain) loss on disposition of assets	338	(5)	181
Total operating costs, expenses and other	62,465	62,412	56,949

INCOME FROM OPERATIONS	37,159	33,714	33,214

OTHER INCOME (EXPENSE)
Interest expense	(830)	(828)	(849)
Interest and dividend income	235	288	230
Gain on investments and other-net	(13)	103	47
Income before income taxes	36,551	33,277	32,642
(Benefit) /provision for income taxes	122	148	124
NET INCOME	$36,429	$33,129	$32,518

Operating Data:
Available storage capacity, end of period (mbbls)	15,630	15,459	14,591
Average daily terminal throughput (mbbls)	162	178	182

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Storage services fees:
Base storage services fees	$83,254	$79,056	$73,355
Excess storage services fees	823	778	1,112
Ancillary services fees	12,541	13,295	12,630
Additive services fees	3,006	2,997	3,066
Revenue	$99,624	$96,126	$90,163

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operating expenses:
Labor	$13,332	$13,364	$11,987
Utilities	4,843	4,470	4,914
Insurance premiums	1,621	1,953	1,627
Repairs and maintenance	4,749	4,292	3,978
Property taxes	2,706	2,683	2,186
Other	4,932	4,489	4,915
Total operating expenses	$32,183	$31,251	$29,607
Less operating expenses reimbursed to affiliates	(4,644)	(5,177)	(3,015)
Total	$27,539	$26,074	$26,592

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues.

2016 Compared to 2015. Revenues for the year ended December 31, 2016 increased by $3.5 million, or 4%, compared to the year ended December 31, 2015.

Storage Services Fees. Storage services fees for the year ended December 31, 2016 increased by $4.2 million or 5% compared to the year ended December 31, 2015.

•	Base storage services fees. Base storage services fees for the year ended December 31, 2016 increased by $4.2 million, or 5%, from the year ended December 31, 2015, primarily as a result of additional tanks at the Blakeley Island terminal that were placed under contract during the first half of 2016, new customers at the Galveston terminal, increased volume contracted to Apex at the Glenmont terminal, and the addition of the Salisbury terminal in the fourth quarter of 2015, partially offset by reduced base storage fees at the Baton Rouge and St. Louis terminals.
•	Excess storage services fees. Excess storage fees for the year ended December 31, 2016 increased less than $0.1 million, or 6%, from the year ended December 31, 2015.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the year ended December 31, 2016 decreased by $0.7 million, or 5%, from the year ended December 31, 2015, primarily as a result of reduced polymer processing activity at the Granite City terminal and reduced barge loading fees at the Newark terminal.

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

Operating Expenses.

2016 Compared to 2015. Operating expenses for the year ended December 31, 2016 increased by $0.9 million, or 3%, compared to the year ended December 31, 2015. This increase was primarily attributable to a (i) $0.4 million increase in utility costs due to an increase in the cost of natural gas at the Galveston terminal, (ii) $0.4 million increase in other costs including $0.4 million in sales and use tax assessments related to construction and repair work at the Blakeley Island and Chickasaw terminals and a $0.1 million increase in insurance deductible paid at the Newark terminal, offset by a $0.1 million decrease in throughput fees paid at the Baltimore and Granite City terminals, and (iii) $0.4 million increase in repairs and maintenance due to periodic tank cleanings and repairs, offset by a $0.3 million decrease in insurance expense.

2015 Compared to 2014. Operating expenses for the year ended December 31, 2015 increased by $1.6 million, or 6%, compared to the year ended December 31, 2014. This increase was primarily attributable to a (i) $1.4 million increase in labor costs due to the acquisition of the Chickasaw, Blakeley Island, Greensboro and Salisbury terminals and normal wage increases, (ii) $0.5 million increase in property taxes, (iii) $0.3 million increase in insurance premiums and (iv) $0.3 million increase in repairs and maintenance due to periodic tank cleanings and repairs, offset by a $0.4 million decrease in utility costs due to lower natural gas cost used for heating and a $0.5 million decrease in other expenses including a (i) $0.4 million decrease in wharfage fees at the Galveston terminal, and (ii) $0.2 million decrease in fuel additive costs, offset by a $0.1 million increase in tax and license expense.

Selling, General and Administrative Expenses.

2016 Compared to 2015. Selling, general and administrative expenses for the year ended December 31, 2016 increased by $0.6 million, or 9%, compared to the year ended December 31, 2015. This increase was primarily attributable to a (i) $0.5 million increase in personnel expenses due to year-end employee bonuses, (ii) $0.2 million increase in audit and tax preparation expenses, (iii) $0.2 million increase in directors’ fees, and (iv) $0.1 million increase in utility and other office expenses, offset by a $0.2 million decrease in unit-based compensation due to the vesting of units granted in 2013 and a $0.2 million decrease in insurance and legal expenses.

2015 Compared to 2014. Selling, general and administrative expenses for the year ended December 31, 2015 decreased by $0.9 million, or 13%, compared to the year ended December 31, 2014. Selling, general and administrative expenses decreased primarily as a result of a $0.9 million decrease in IPO expenses incurred in connection with final documentation of the collateral package for our credit facility, a $0.3 million decrease in professional fees for acquisition diligence, a $0.3 million decrease in legal fees and a $0.2 million decrease in partnership filing fees, offset by a $0.6 million increase in unit-based compensation and a $0.2 million increase in administrative expense.

Depreciation and Amortization Expense.

2016 Compared to 2015. Depreciation and amortization expense for the year ended December 31, 2016 decreased $1.8 million, or 7%, compared to the year ended December 31, 2015. This decrease is primarily due to terminal assets that became fully depreciated in December of 2015 and January of 2016 at the Baltimore and Newark terminals.

2015 Compared to 2014. Depreciation and amortization expense for the year ended December 31, 2015 increased $5.3 million, or 26%, compared to the year ended December 31, 2014. This increase is primarily due to (i) normal capital expenditures, (ii) the acquisition of two terminals in Mobile, Alabama in the second quarter of 2014, and (iii) the acquisition of the Greensboro terminal in the first quarter of 2015.

Income from Joint Venture.

2016 Compared to 2015. Income from joint venture for the year ended December 31, 2016 decreased less than $0.1 million, or 3% compared to the year ended December 31, 2015 resulting from the Partnership’s investment in the Cenex joint venture.

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

2016 Compared to 2015. Interest expense for the year ended December 31, 2016 increased slightly compared to the year ended December 31, 2015 due to one additional day of commitment fee expense caused by the leap year.

2015 Compared to 2014. Interest expense for the year ended December 31, 2015 decreased slightly compared to the year ended December 31, 2014 due to agency fees paid in 2014 in relation to the Credit Facility.

Interest and Dividend Income.

2016 Compared to 2015. Interest and dividend income for the year ended December 31, 2016 decreased $0.1 million compared to the year ended December 31, 2015. This decrease was attributable to lower amounts of short-term investments held during 2016.

2015 Compared to 2014. Interest and dividend income for the year ended December 31, 2015 increased $0.1 million compared to the year ended December 31, 2014. This increase was attributable to increased amounts of short-term investments held during the first half of 2015.

Gain (Loss) on Investments and Other—Net.

2016 Compared to 2015. Gain (loss) on investments for the year ended December 31, 2016 decreased $0.1 million compared to the year ended December 31, 2015. The decrease was primarily attributable to a $0.1 million decrease in mark-to-market gain on investments.

2015 Compared to 2014. Gain (loss) on investments for the year ended December 31, 2015 increased $0.1 million compared to the year ended December 31, 2014. The increase was primarily attributable to a $0.2 million decrease in the loss on sale of investments, offset by a $0.1 million decrease in mark-to-market gain on investment.

Income Tax Expense.

2016 Compared to 2015. Income tax expense for the year ended December 31, 2016 decreased slightly compared to the year ended December 31, 2015.

2015 Compared to 2014. Income tax expense for the year ended December 31, 2015 increased slightly compared to the year ended December 31, 2014.

Net Income.

2016 Compared to 2015. Net income for the year ended December 31, 2016 increased by $3.4 million, or 10%, compared to the year ended December 31, 2015.

2015 Compared to 2014. Net income for the year ended December 31, 2015 increased by $0.6 million, or 2%, compared to the year ended December 31, 2014.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated.

	For the Years Ended December 31,
	2016	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net Income	$36,429	$33,129	$32,518
Depreciation and amortization	23,901	25,733	20,441
Depreciation and amortization – CENEX joint venture	524	495	273
Provision for income taxes	122	148	124
Interest expense	830	828	849
IPO expenses	-	-	903
Interest and dividend income	(235)	(288)	(230)
Equity based compensation expense	2,379	2,544	1,933
(Gain) loss on disposition of assets, net	338	(5)	181
Gain (loss) on investments and other, net	(13)	103	47
Adjusted EBITDA	$64,275	$62,687	$57,039

	For the Years Ended December 31,
	2016	2015	2014
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash flows from operating activities	$61,330	$60,572	$57,545
Changes in assets and liabilities that provided cash	2,403	103	(2,748)
Amortization of deferred financing costs	(185)	(184)	(203)
Income from CENEX joint venture	815	836	485
Distribution from CENEX joint venture	(1,216)	-	-
Depreciation and amortization – CENEX joint venture	524	495	273
Provision for income taxes	122	148	124
Interest expense	830	828	849
IPO Expenses	-	-	903
Interest and dividend income	(235)	(288)	(230)
Realized loss on investments and other – net	(113)	177	41
Adjusted EBITDA	$64,275	$62,687	$57,039

Net cash used in investing activities	$(23,109)	$(24,983)	$(30,424)
Net cash used in financing activities	$(41,832)	$(41,832)	$(39,899)

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of December 31, 2016.

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

For the year ended December 31, 2016, our capital expenditures were $21.9 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Maintenance capital expenditures	$6,991	$7,481	$5,835
Expansion capital expenditures	14,870	19,252	12,509
Acquisition of business[1]	-	31,186	6,553
Total	$21,861	$57,919	$24,897

1The 2015 acquisition of business was settled with 1,550,000 Partnership units valued at $31,186 based on the December 31, 2014 closing price.

Of the $14.9 million of expansion capital expenditures during 2016, $1.2 million was used to modify terminal assets in order to have the ability to accept additional products from customers and $13.7 million was used to add additional capacity at our terminals, including $5.8 million to construct additional tanks at the Blakeley Island terminal, $5.3 million used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals, and $2.6 million used to construct additional tanks at the North Little Rock terminal. During the years ended December 31, 2016, 2015 and 2014 all capital expenditures were funded from operations. The 2014 maintenance capital expenditures amount does not include a $1.6 million reimbursement from CPT 2010 related to pre-IPO obligations.

We had no material commitments for capital expenditures as of December 31, 2016. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations. We may utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$61,330	$60,572	$57,545
Net cash used in investing activities	$(23,109)	$(24,983)	$(30,424)
Net cash used in financing activities	$(41,832)	$(41,832)	$(39,899)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash Flows From Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2016 increased by $0.8 million, or 1%, compared to the year ended December 31, 2015. The increase was primarily attributable to a (i) $3.3 million increase in net income, (ii) $1.2 million distribution from the CENEX joint venture, (iii) $0.3 million increase in loss on disposal of fixed assets due to tank roof and floor replacements at the Blakeley Island and Chickasaw terminals, and (iv) $0.2 million increase in loss on marketable securities due to fluctuations in mark-to-market value, offset by a (i) $1.8 million decrease in depreciation, (ii) $1.1 million increase in the change in prepaid insurance, (iii) $0.9 million decrease in cash generated from working capital, (iv) $0.2 million decrease in the change in deferred revenue and other noncurrent liabilities and (v) $0.2 million decrease in unit-based compensation due to the vesting of units granted in 2013.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2016 decreased by $1.9 million, or 8%, compared to the year ended December 31, 2015. This decrease was primarily attributable to a $4.9 million decrease in capital expenditures, offset by a (i) $1.6 million decrease in proceeds from the sale of short-term investments, and (ii) 1.4 million increase in the purchase of short-term investments.

Cash Flows From Financing Activities. Cash flows used in financing activities consist of distributions paid to our unitholders totaling $41.8 million for each of the years ended December 31 2016 and 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash Flows From Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2015 increased by $3.0 million, or 5%, compared to the year ended December 31, 2014. The increase was primarily attributable to a (i) $5.3 million increase in depreciation and amortization, (ii) $2.2 million increase in the change in long-term deferred revenue and other liabilities, (iii) $0.6 million increase in unit-based compensation, (iv) $0.6 million increase in net income, and (iv) $0.4 million increase in income from joint venture, offset by a (i) $4.0 million decrease in cash generated from working capital (ii) $1.0 million decrease in the change in prepaid insurance, (iii) $0.2 million decrease in the loss on disposition of assets and (iv) $0.1 million decrease in the loss on investments.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2015 decreased by $5.4 million, or 18%, compared to the year ended December 31, 2014. This decrease was primarily attributable to a (i) $6.6 million decrease in cash paid for business acquisitions, (ii) $6.5 million decrease in purchase of short-term investments and (iii) $0.7 million increase in cash proceeds for the sale of short-term investments offset by an $8.4 million increase in capital expenditures.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of

December 31, 2016 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Loan commitment fee	$983	$608	$375	$-	$-
Operating lease obligations	1,887	615	1,146	126	-
Total	$2,870	$1,223	$1,521	$126	$-

Future Trends and Outlook

We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short and long term. We have based our expectations described below on assumptions made by us and on the basis of information currently available to us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results. Please read “Risk Factors” for additional information about the risks associated with our business and purchasing our common units.

Existing Base Storage Contracts

Some of our terminal services agreements currently in effect, including the majority of Apex’s committed volume, are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. Our top ten customers have used our services for an average of more than nine years.

During 2015, some customers did not renew their contracts. As a result, approximately 580,000 barrels of tankage was placed under “spot” (month-to-month) contracts during the first quarter of 2015, and 221,000 barrels were unutilized as of December 31, 2015, at the Galveston terminal. During the second quarter of 2016, some spot contracts were terminated. As of February 28, 2017, 255,000 barrels of tankage remain under spot contracts, and 375,000 barrels of tankage are unutilized at the Galveston terminal. There is no certainty that we will be able to keep the remaining tanks under contract throughout 2017. In addition, there is no certainty that contracts expiring in 2017 will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2020 based on remaining contract terms at March 13, 2017 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(In thousands)
2017	$67,988
2018	34,506
2019	18,151
2020	11,493
2021 and beyond	577

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

Growth Opportunities

We expect to expand the storage capacity at our current terminal facilities over the near and medium term. In addition, we will selectively pursue strategic asset acquisitions from Apex and third parties that complement our existing asset base or provide attractive potential returns in new areas within our geographic footprint. Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Recent evidence of this strategy includes our June 2014 acquisition of two terminals that marked our entry into the Mobile, Alabama market, the January 2015 acquisition of the Greensboro, North Carolina terminal from Apex, the September 2015 acquisition of the Salisbury, Maryland terminal, the construction of two additional tanks at our North Little Rock terminal, which were placed in service in August of 2016, and the construction of additional tanks at our Blakeley Island terminal that were placed in service during the first quarter of 2017. We believe that we will be well positioned to acquire assets from third parties should such opportunities arise, and identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and it is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

Demand for Refined Products and Crude Oil

In the near term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms; as more of our contracts convert to annual agreements, some of that mitigation is lost, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. While the current depression in the prices of crude oil and petroleum may affect demand for those products and related demand for storage capacity, we believe it is too soon to draw any conclusions as to what long-term effect there may be on our business.

Off-Balance Sheet Arrangements

Other than the unrecorded contractual obligations noted above, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We base our respective estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates and assumptions used in preparation of the consolidated financial statements.

Revenue Recognition. Our principal source of revenues is from storage services fees at our terminals. Typically, our contracts with customers are for a fixed term with pricing provisions based on the volume of product stored or based on the activity conducted at our terminals by our customers. Additional revenues are derived from injecting additives and the provision of ancillary services to our customers, such as the heating and blending of their product.

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

Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. During the years ended December 31, 2016, 2015 and 2014 we did not record any impairment on assets.

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2016, 2015 and 2014, we had no material accruals for environmental obligations.

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

At December 31, 2016, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of WPT GP, LLC and the Partners of World Point Terminals, LP

St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of World Point Terminals, LP and subsidiaries (the “Partnerhip”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of World Point Terminals, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

March 14, 2017

World Point Terminals, LP

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$8,575	$12,186
Accounts receivable, net of allowances of $84 and $25, respectively	4,415	2,603
Accounts receivable – affiliates	1,492	810
Short-term investments	5,018	3,857
Prepaid insurance	135	161
Prepaid insurance — affiliates	1,201	110
Income tax receivable	1	54
Other current assets	811	553
Total current assets	21,648	20,334

Property, plant and equipment, net	170,553	171,488
Goodwill	559	559
Acquired customer contracts, net	3,420	4,560
Investment in joint venture	8,560	8,961
Other assets	345	521
Total Assets	$205,085	$206,423

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$3,351	$4,274
Accrued liabilities	577	1,195
Due to affiliate companies	1,965	1,431
Deferred revenue – short-term	296	-
Deferred revenue – short-term – affiliates	1,608	802
Income taxes payable	70	102
Total current liabilities	7,867	7,804

Asset retirement obligations	696	658
Deferred revenue – long-term	211	254
Deferred revenue – long-term – affiliates	3,888	2,071
Other noncurrent liabilities	409	595
Total liabilities	13,071	11,382

Commitments and contingencies (Notes 8 and 16)

Partners’ Equity
Common units (34,861,014 and 18,375,507 units issued and outstanding at December 31, 2016 and December 31, 2015 respectively)	192,014	139,380
Subordinated units (nil and 16,485,507 units issued and outstanding at December 31, 2016 and December 31, 2015) (1)	-	55,661
General partner interest (0% interest)	-	-
Total partners’ equity	192,014	195,041
Total Liabilities and Partners’ Equity	$205,085	$206,423

(1)	The subordinated units were converted to common units on a one-for-one basis on November 14, 2016. See Note 18, Earnings Per Unit and Cash Distributions, for further discussion.

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Income

(Dollars in thousands, except per unit amounts)

	For the Years Ended December 31,
	2016	2015	2014

REVENUES
Third parties	$59,856	$59,082	$56,675
Affiliates	39,768	37,044	33,488
	99,624	96,126	90,163

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	27,539	26,074	26,592
Operating expenses reimbursed to affiliates	4,644	5,177	3,015
Selling, general and administrative expenses	4,293	4,216	5,247
Selling, general and administrative expenses reimbursed to affiliates	2,565	2,053	1,958
Depreciation and amortization	23,901	25,733	20,441
Income from joint venture	(815)	(836)	(485)
Loss (gain) on disposition of assets, net	338	(5)	181
Total operating costs, expenses and other	62,465	62,412	56,949

INCOME FROM OPERATIONS	37,159	33,714	33,214

OTHER INCOME/(EXPENSE)
Interest expense	(830)	(828)	(849)
Interest and dividend income	235	288	230
Gain (loss) on investments and other-net	(13)	103	47
Income before income taxes	36,551	33,277	32,642
Provision for income taxes	122	148	124
NET INCOME	$36,429	$33,129	$32,518
BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$1.04	$0.95	$0.98
Subordinated	$1.04	$0.95	$0.98
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	20,453,133	18,375,507	16,748,795
Subordinated	14,407,881	16,485,507	16,485,507

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Cash flows provided by operating activities
Net income	$36,429	$33,129	$32,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,901	25,733	20,441
Amortization of deferred financing costs	185	184	203
(Gain)/loss on disposal of fixed assets	338	(5)	181
(Gain)/loss on marketable securities	100	(74)	6
Equity based compensation	2,379	2,544	1,933
Income from joint venture	(815)	(836)	(485)
Distribution from joint venture	1,216	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,812)	(353)	520
Prepaid insurance	(1,065)	19	1,054
Other current assets and other assets	(267)	(44)	(74)
Accounts payable	(1,239)	(3,364)	2,212
Accrued liabilities	(621)	103	625
Deferred revenue	2,876	1,365	(149)
Income taxes receivable	53	(54)	39
Income taxes payable	(32)	(7)	-
Due to/due from affiliated companies	(148)	1,601	(1,513)
Other noncurrent liabilities	(148)	631	34
Net cash provided by operating activities	61,330	60,572	57,545
Cash flows from investing activities
Purchase of short-term investments	(1,523)	(129)	(6,640)
Proceeds from the sale of short-term investments	262	1,873	1,107
Proceeds from the sale of fixed assets	13	6	6
Acquisition of business	-	-	(6,553)
Capital expenditures	(21,861)	(26,733)	(18,344)
Net cash used in investing activities	(23,109)	(24,983)	(30,424)
Cash flows from financing activities
Distributions to unitholders / shareholder	(41,832)	(41,832)	(39,899)
Net cash used in financing activities	(41,832)	(41,832)	(39,899)
Net change in cash and cash equivalents	(3,611)	(6,243)	(12,778)
Cash and cash equivalents at beginning of year	12,186	18,429	31,207
Cash and cash equivalents at end of year	$8,575	$12,186	$18,429
Cash paid for interest	$608	$608	$765
for income taxes	$117	$244	$116
Noncash operating transactions-prepaid insurance and related expense included in due to/from affiliated companies	$1,201	$-	$-
Noncash operating transactions – deferred revenue included in accounts receivable	$168	$-	$-
Noncash investing transactions–property and equipment additions included in accounts payable	$1,489	$1,173	$300
Noncash financing transactions–contribution to partners’ equity	$-	$-	$1,644
Noncash financing transactions—issuance of units for acquisition of terminal business	$-	$31,186	$-

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Consolidated Statements of Partners’ Equity

(Dollars in thousands)

	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non- economic interest)
BALANCE – JANUARY 1, 2014	$106,615	$57,289	$-
Equity based compensation expense	1,933	-	-
Net income	16,375	16,143	-
Distributions to unitholders, $1.20 per unit	(15,143)	(14,838)	-
Contribution to partners’ equity	461	1,183	-
BALANCE – DECEMBER 31, 2014	$110,241	$59,777	$-
Equity based compensation expense	2,540	-	-
Net income	17,463	15,666	-
Distributions to unitholders, $1.20 per unit	(22,050)	(19,782)	-
Issuance of units for acquisition of terminal assets	31,186	-	-
BALANCE – DECEMBER 31, 2015	$139,380	$55,661	$-
Equity based compensation expense	2,376		-
Net income	21,373	15,056	-
Distributions to unitholders, $1.20 per unit	(24,543)	(17,289)	-
Conversion of subordinated units to common units	53,428	(53,428)
BALANCE – DECEMBER 31, 2016	$192,014	$-	$-

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

2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Short-Term Investments—At December 31, 2016 and 2015, the Partnership had investments in certain common stocks, exchange-traded-debt securities, foreign equities, and preferred stocks. The Partnership classified these instruments as current assets in the accompanying consolidated balance sheets as the Partnership anticipated these securities being sold within the next year. The Partnership designated these securities as trading, accordingly they were recorded at fair value, with the unrealized gains or losses reported as a component of other income.

Impairment of Long-Lived Assets—We periodically evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of long-lived assets, including property and equipment and acquired customer contracts, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the potential impairment of long-lived assets based on undiscounted cash flow expectations for the related asset relative to its carrying value. These future estimates are based on historical results, adjusted to reflect our best estimates of future market and operating conditions. Actual results may vary materially from our estimates, and accordingly may cause a full impairment of the long-lived assets. If a long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, calculated using a discounted future cash flows analysis. There were no impairments recorded for the years ended December 31, 2016, 2015 and 2014.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, requiring organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the impact this guidance will have on the consolidated financial statements.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized and is tested for impairment annually based on a quantitative analysis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When the carrying amount of a reporting unit’s goodwill exceeds the estimated fair value of the goodwill, an impairment loss is recognized in the statements of income and comprehensive income in an amount equal to the excess. As of December 31, 2016, and 2015, the fair value of the reporting unit exceeded the carrying value.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the new standard is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements.

Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented (full retrospective approach) or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Partnership currently anticipates adopting the standard using the modified retrospective approach.

This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted only as of fiscal years and interim periods within those years beginning after December 15, 2016. Accordingly, the Partnership will adopt this standard effective January 1, 2018.

The Partnership is currently performing detailed review of existing contracts to evaluate the impact this guidance will have on its consolidated financial statements, and anticipates testing and implementation of new controls and processes designed to comply with ASU 2014-09 throughout 2017, to permit adoption by January 1, 2018.

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

Unit-Based Compensation—Compensation expense related to restricted units granted to employees, directors, and consultants is valued at the grant date as the closing market price of the units and amortized on a straight line basis over the vesting period.

The Black-Scholes model is used to revalue the potential liability related to unit appreciation rights granted at each reporting date.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 40% of the Partnership’s 2016 revenues, 38% of the Partnership’s 2015 revenues and 37% of the Partnership’s 2014 revenues, and one third-party customer that comprised approximately 10% of the Partnership’s 2016, and 11% of the Partnership’s 2015 and 2014 revenues, under both short and long-term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership has equity investments in marketable securities, including common stocks, exchange-traded- debt securities, foreign equities and preferred stocks. The Partnership mitigates the risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The financial assets and financial liabilities measured at fair value in the consolidated balance sheets consisted of the following as of December 31, 2016 and December 31, 2015:

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,575	$-	$-	$8,575

Short-term investments
Common stocks	1,065			1,065
Exchange traded debt securities	495			495
Foreign equity	290			290
Preferred stocks	3,168			3,168
Total short-term investments	$5,018	$-	$-	$5,018
Total assets at fair value	$13,593	$-	$-	$13,593
Long-term incentive plan liability	$-	$7	$-	$7

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,186	$-	$-	$12,186

Short-term investments
Exchange traded debt securities	517			517
Preferred stocks	3,340			3,340
Total short-term investments	$3,857	$-	$-	$3,857
Total assets at fair value	$16,043	$-	$-	$16,043
Long-term incentive plan liability	$-	$4	$-	$4

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

5)	ALLOWANCE FOR DOUBTFUL RECEIVABLES

The following table displays a roll forward of the allowance for doubtful trade receivables for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Allowance for doubtful receivable at January 1	$25	$8	$95
Additions charged to expense	68	28	-
Subtractions recorded as income	(9)	(11)	(87)
Balance at December 31	$84	$25	$8

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2016 and December 31, 2015:

December 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	262,063	153,472	108,591
Docks and jetties	17,943	8,323	9,620
Machinery and equipment	10,366	8,315	2,051
Buildings	2,795	1,025	1,770
Other	12,337	5,113	7,224
Assets under construction	8,733	-	8,733
	$346,801	$176,248	$170,553

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	241,985	135,031	106,954
Docks and jetties	17,937	6,634	11,303
Machinery and equipment	10,081	7,026	3,055
Buildings	2,628	897	1,731
Other	11,153	4,117	7,036
Assets under construction	8,845	-	8,845
	$325,193	$153,705	$171,488

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

7)	GOODWILL

Goodwill consisted of the following at December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
Goodwill at January 1	$559	$377
Additions to goodwill	-	182
Total goodwill, net	$559	$559

In accordance with GAAP, goodwill is not amortized and is tested for impairment annually based on a quantitative analysis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When the carrying amount of a reporting unit’s goodwill exceeds the estimated fair value of the goodwill, an impairment loss is recognized in the statements of income and comprehensive income in an amount equal to the excess. As of December 31, 2016, and 2015, the fair value of the reporting unit exceeded the carrying value.

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $1,084, $1,208 and $1,314 for the years ended December 31, 2016, 2015 and 2014, respectively. These leases expire from April 5, 2019 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases as of December 31, 2016 are as follows:

2017	$615
2018	618
2019	528
2020	89
2021	37
Thereafter	-
$1,887

9)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of December 31, 2016 and 2015. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. For the years ended December 31, 2016, 2015 and 2014, Center Point incurred commitment fees of $610, $608 and $608, respectively which have been recorded as interest expense.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Interest expense on the Credit Facility for the periods indicated was:

For the Years Ended December 31,
2016	2015	2014
$794	$793	$811

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $696 and $658 at December 31, 2016 and 2015, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

11)	SEGMENT REPORTING

The Partnership derives revenues from operating its eighteen liquid bulk storage and terminal facilities. The eighteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

12)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $244, $239 and $178 for the years ended December 31, 2016, 2015 and 2014, respectively.

13)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Years Ended December 31,
	2016	2015	2014
Current	$122	$148	$124

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2013. As of December 31, 2016, 2015 and 2014, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, including compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Operating costs	$4,644	$5,177	$3,015
Reimbursement for management and marketing services	2,565	2,053	1,958
Reimbursement for supplies and equipment	18	53	156
	$7,227	$7,283	$5,129

The Partnership earned storage revenue from affiliate companies for the periods indicated of:

	For the Years Ended December 31,
	2016	2015	2014
Storage services fees:
Base storage services fees	$34,988	$32,866	$28,506
Excess storage services fees	-	-	88
Ancillary services fees	3,381	2,704	3,347
Additive services fees	1,399	1,474	1,547
Total services fees - affiliates	$39,768	$37,044	$33,488

The Partnership’s assets and liabilities included the following related party balances:

	December 31,	December 31,
	2016	2015
Accounts receivable – affiliates	$1,492	$810
Prepaid insurance – affiliates	1,201	110
Due to affiliates	1,965	1,431
Deferred revenue – short-term-affiliates	1,608	802
Deferred revenue- long-term-affiliates	3,888	2,071

15)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex Oil Company, Inc. (“Apex”) to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of the future services. The Partnership has recorded the prepayments as deferred revenue - affiliate.

The non-affiliate deferred revenue balance is related to storage service fees received in advance from terminal customers.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The following table summarizes the Partnership’s deferred revenue activity:

	December 31,	December 31,
	2016	2015
Balance at January 1	$3,127	$1,762
Additions	4,298	2,001
Amortization	(1,422)	(636)
Balance at December 31	$6,003	$3,127

Deferred revenue – short term	$296	$-
Deferred revenue – short term - affiliate	$1,608	$802
Deferred revenue – long term	$211	$254
Deferred revenue – long term - affiliate	$3,888	$2,071

16)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. We are not a party to any material pending legal proceedings and are not aware of any claims that, either individually or in the aggregate, could have a material adverse effect on the results of operations, cash flows or financial condition of the Partnership. In management’s opinion, there are no claims that are probable and reasonably estimated and accordingly, the Partnership has not accrued for any loss contingencies in 2016, 2015 and 2014.

17)	EQUITY-BASED COMPENSATION

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of December 31, 2016, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

The restricted units vest over three years subject to customary forfeiture provisions. Participants have the option to elect to have one-third of the units vest on each of the first three anniversaries of the award or to have all of the units vest after three years.  Restricted units are included in the number of common units outstanding as presented in our Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the common units. For the years ended December 31, 2016, 2015 and 2014, the Partnership recorded non-cash compensation expense relating to the restricted units of approximately $2,376, $2,540 and $1,933, respectively.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented in our Consolidated Balance Sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black Scholes model. Because the UARs may be settled in cash or units at the option of the participant, they have been recorded utilizing the liability method. For the years ended December 31, 2016 and 2015, the Partnership recorded non-cash compensation expense relating to the UARs of approximately $3 and $4. There were no UARs outstanding prior to 2015. The exercise price of the UARs is the fair value of a unit on the grant date.

The following table summarizes awards granted pursuant to the LTIP through December 31, 2016 and the amount vested.  There were no forfeitures during the post-IPO period.

	UARs Awarded	Restricted Units Awarded	Vested UARs/ Units	Fair Value at Award Date	Unrecognized Compensation Expense
September 24, 2013[1]	-	90,000	90,000	$20.21	$-
April 23, 2014[2]	-	250,000	-	$23.20	607
July 6, 2015[3]	25,000	-	5,000	$16.95	8
Total	25,000	340,000	140,000		$615

1 Units awarded to directors of General Partner and Parent

2 Units awarded to the chairman of General Partner

3 UARs awarded to an employee of the General Partner

The following table summarizes changes during the fiscal year in the number of non-vested units that have been granted:

	Equity-Method Awards		Liability-Method Awards		Total Awards
	Number of Restricted Unit Awards	Weighted Average Grant Date Fair Value	Number of UAR Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2016	306,670	$22.65	25,000	$16.95	331,670	$22.22
Awards granted during 2016	-	-	-	-	-	-
Awards vested during 2016	56,670	$20.21	5,000	$16.95	61,670	$19.95
Awards forfeited during 2016	-	-	-	-	-	-
Non-vested awards at December 31, 2016	250,000	$23.20	20,000	$16.95	270,000	$22.74

18)	EARNINGS PER UNIT AND CASH DISTRIBUTIONS

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

	For the Years Ended December 31,
	2016	2015	2014
Common units	20,453,133	18,375,507	16,748,795
Subordinated units	14,407,881	16,485,507	16,485,507

The subordination period ended upon payment of the third-quarter 2016 distribution on November 14, 2016, at which time, 16,485,507 subordinated units held indirectly by our parent, were converted into common units on a one-for-one basis and will participate on terms equal to all other common units in future distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units.

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

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The calculation of earnings per unit is as follows:

	Year Ended December 31, 2016
	Common	Subordinated	Total
Net income for the year ended December 31, 2016 attributable to unitholders	$21,373	$15,056	$36,429
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$21,373	$15,056	$36,429
Weighted average limited partner units outstanding:
Common Units – Public	11,952,500
Common Units – World Point	8,500,633
Subordinated Units – World Point		14,407,881
Earnings per unit	$1.04	$1.04

	Year Ended December 31, 2015
	Common	Subordinated	Total
Net income for the year ended December 31, 2015 attributable to unitholders	$17,463	$15,666	$33,129
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$17,463	$15,666	$33,129
Weighted average limited partner units outstanding:
Common Units – Public	11,952,500
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.95	$0.95

	Year Ended December 31, 2014
	Common	Subordinated	Total
Net income for the year ended December 31, 2014 attributable to unitholders	$16,375	$16,143	$32,518
Less:
Distributions payable on behalf of IDRs	-	-	-
Distributions payable on behalf of general partner interest	-	-	-
Net income attributable to unitholders	$16,375	$16,143	$32,518
Weighted average limited partner units outstanding:
Common Units – Public	10,325,788
Common Units – World Point	6,423,007
Subordinated Units – World Point		16,485,507
Earnings per unit	$0.98	$0.98

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);

•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

The percentage interests set forth above assume that we do not issue additional classes of equity securities.

Our unitholders and the holders of our IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	Above $0.450	50%	50%

The following table sets forth the distributions declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2014 through March 31, 2014	April 23, 2014	$9,993	$0.3000
April 1, 2014 through June 30, 2014	July 17, 2014	$9,993	$0.3000
July 1, 2014 through September 30, 2014	October 23, 2014	$9,993	$0.3000
October 1, 2014 through December 31, 2014	January 15, 2015	$10,458	$0.3000
2014 Total		$40,437	$1.2000
January 1, 2015 through March 31, 2015	April 21, 2015	$10,458	$0.3000
April 1, 2015 through June 30, 2015	July 16, 2015	$10,458	$0.3000
July 1, 2015 through September 30, 2015	October 14, 2015	$10,458	$0.3000
October 1, 2015 through December 31, 2015	January 14, 2016	$10,458	$0.3000
2015 Total		$41,832	$1.2000
January 1, 2016 through March 31, 2016	April 14, 2016	$10,458	$0.3000
April 1, 2016 through June 30, 2016	July 15, 2016	$10,458	$0.3000
July 1, 2016 through September 30, 2016	October 17, 2016	$10,458	$0.3000
October 1, 2016 through December 31, 2016	January 20, 2017	$10,458	$0.3000
2016 Total		$41,832	$1.2000

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

19)	TERMINAL ACQUISITIONS

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

In June 2014, the Partnership acquired two terminals in Mobile, Alabama with a total shell capacity of 1,826,000 barrels, including tanks in need of repairs and upgrades.

The Chickasaw terminal had a total storage capacity of 644,000 barrels for the storage of asphalt, crude oil, and residual fuels. The terminal is served by ship, barge, truck and rail. The acquisition of the Chickasaw terminal qualifies as a business under the Business Combinations topic of the ASC. The total fair value of the Chickasaw terminal was $6,553 and was allocated to property, plant and equipment.

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

The Blakeley Island terminal had a total storage capacity of 1,182,000 barrels for the storage of crude oil, distillates and residual fuels. The terminal is served by ship and barge and truck access. The total fair value of the Blakeley Island terminal was $7,191 and was allocated to property, plant and equipment.

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

20)	ACQUIRED CUSTOMER CONTRACTS

In connection with the acquisition of the terminal facility in Greensboro, North Carolina, the Partnership allocated $5,700 of the consideration to acquired customer contracts. The cost will be amortized on a straight-line basis over a period of five years.

Acquired customer contracts consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Cost	$5,700	$5,700
Less accumulated amortization	(2,280)	(1,140)
	$3,420	$4,560

The following table details the amortization expense related to acquired customer contracts expected to be recognized over the next five years ending December 31, 2021.

Year ending December 31,	Estimated Intangible Amortization Expense
(In thousands)
2017	$1,140
2018	1,140
2019	1,140
2020 and beyond	-

World Point Terminals, LP

Notes to Consolidated Financial Statements

(Dollars in thousands, except per unit amounts)

21)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 is set forth below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenue	$24,565	$25,110	$25,203	$24,746
Income from operations	9,618	9,637	8,947	8,957
Net income attributable to unitholder / shareholder	9,422	9,562	8,798	8,647
Earnings per common unit	$0.27	$0.27	$0.25	$0.25
Earnings per subordinated unit	$0.27	$0.27	$0.25	$0.25
2015
Revenue	$25,143	$24,437	$22,485	$24,061
Income from operations	9,533	8,872	7,103	8,206
Net income attributable to unitholder / shareholder	9,499	8,574	6,987	8,069
Earnings per common unit	$0.27	$0.25	$0.20	$0.23
Earnings per subordinated unit	$0.27	$0.25	$0.20	$0.23

22)	SUBSEQUENT EVENTS

On January 20, 2017 the Board of Directors declared a cash distribution of $0.30 per unit for the period from October 1, 2016 through December 31, 2016. The distribution was paid on February 14, 2017 to unitholders of record on January 31, 2017.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2016, we maintained effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position With Our General Partner
Paul A. Novelly	73	Chairman of the Board of Directors and Chief Executive Officer
Jonathan Q. Affleck	35	Vice President and Chief Financial Officer
Kenneth E. Fenton	66	President and Chief Operating Officer
Steven G. Twele	58	Director
G. Louis Graziadio III	67	Director
Paul M. Manheim	68	Director
Alain Louvel	71	Director
Paul F. Little	73	Director
Edwin A. Levy	79	Director
Donald C. Bedell	75	Director

Paul A. Novelly has been the chairman of the board and chief executive officer of our general partner since its inception in April 2013, and served as president from its inception until the appointment of Mr. Fenton as president in March 2015. Mr. Novelly has served for over ten years as chairman and chief executive officer of Apex. Mr. Novelly devotes the majority of his time to his role at Apex and will also spend time, as needed, directly managing our business and affairs. We estimate that approximately 33% of his total business time will be devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops. Mr. Novelly has served as president and a director of A.I.C. Limited, a Bermuda-based oil trading company and chairman of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services, positions he has held for over ten years. He has also been the chairman of the board and chief executive officer of FutureFuel Corp., a manufacturer of biofuels and chemical products, since 2005. He also currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank.

We and the board of our general partner believe that Mr. Novelly’s experience, knowledge, skills, expertise, and his knowledge of our operations and effectiveness of our business strategies provide valuable perspective to our board and add significant value. Additionally, Mr. Novelly’s experience as the chief executive officer of Apex, A.I.C Limited, St. Albans Global Management, Limited Partnership, LLLP and FutureFuel Corp., as well as a number of executive positions with other oil refining, terminaling, storage, and transportation companies, are integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Novelly’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Kenneth E. Fenton has been chief operating officer of our general partner since its inception in April 2013 and was appointed to serve as president effective March 24, 2015. For over ten years, Mr. Fenton has been president of Petroleum Fuel & Terminal Company, or PF&T, a subsidiary of Apex that manages terminals for Apex and previously managed terminals for Center Point. Since June 2012, Mr. Fenton has been an executive vice president, and was a director through June 30, 2013, of Center Point. Prior to that Mr. Fenton held various other positions with Apex and PF&T, including general manager for terminal operations, asphalt marketing and marketing of refined petroleum products. Prior to working at Apex, Mr. Fenton was a senior operations analyst for Citigroup. Mr. Fenton will devote the majority of his time to directly managing our business and affairs and will spend some time, as needed, managing and directing the business and affairs of PF&T. We estimate that approximately 80% of his total business time is devoted to our business and affairs, although this amount may increase or decrease in future periods as our business develops.

Steven G. Twele was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Twele served as the vice president and chief financial officer of our general partner from its inception in April 2013 until his retirement in October 2015 and as the vice president and chief financial officer of our parent and several of its subsidiaries for over ten years. Since March 2012, Mr. Twele has been a director of certain subsidiaries of our parent. In these positions, Mr. Twele was part of the team that built our predecessor. From 1991 through September 2016, Mr. Twele was president and director of Pinnacle Consulting, Inc., or Pinnacle, an accounting and financial consulting firm based in St. Louis, Missouri. Prior to that, Mr. Twele was a senior manager for the accounting firm Arthur Andersen & Co. Mr. Twele is a licensed certified public accountant.

We and the board of our general partner believe that Mr. Twele’s experience, knowledge, skills and expertise, including his understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

G. Louis Graziadio, III was appointed to serve as a member of the board of directors of our general partner in August 2013.  Mr. Graziadio is President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held company involved in a wide range of investments and business ventures.  Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of consumer goods.  From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles based commercial bank acquired by Comerica Bank in January 2001.  Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries.  Since 1978, Mr. Graziadio has been active in restructurings of both private and public companies, as well as corporate spin-offs and IPOs.  Mr. Graziadio previously served as a director of True Religion Apparel, Inc., a publicly traded premium clothing company until its sale July 2013.  Mr. Graziadio also serves as the Executive Chairman of Acacia Research Corporation. In addition, Mr. Graziadio is a member of the Pepperdine University Board and the Board of Visitors of the Graziadio School of Business and Management at Pepperdine University. He is also a founding member of the Board of Directors of the Los Angeles Fire Department Scholarship Fund.

We and the board of our general partner believe that Mr. Graziadio’s experience, knowledge, skills and expertise provide valuable perspective to our board and add significant value.

Paul M. Manheim was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Manheim is the chief executive officer of HAL Real Estate Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets, a position Mr. Manheim has held since September 2015. Hal Real Estate Inc. is a subsidiary of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., in 1982 and filled various positions in the financial and corporate development areas. Mr. Manheim previously was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005. During the period from 2005 until 2015, Mr. Manheim was the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. He also serves on the board of directors and audit committee at FutureFuel Corp., a manufacturer of biofuels and chemical products, a position he has held since 2011. Mr. Manheim previously served as a director of our parent and was chairman of our parent’s audit committee. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a chartered accountant in 1976. Mr. Manheim previously served on the board of directors of World Point Terminals Inc., predecessor to our parent and a Canadian and Toronto Stock Exchange company prior to June 2010.

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

Alain Louvel was appointed to serve as a member of the board of directors of our general partner in August 2013. After receiving an MBA from Columbia University, and a masters in Economics and Political Sciences degree from the Paris University, Mr. Louvel began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government. In 1972, he joined Bank Paribas and for the next 33 years held numerous positions with Bank Paribas in France, Canada and the United States. From 1985 on, for a period of 10 years, he was responsible for the bank's energy, commodity and derivative activities, first in New York covering the Americas until 1991, and then in the Paris head office as global head. In 1996, Mr. Louvel returned to New York as the bank's head of territory for the Americas, and completed his banking career as head of risk Management Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Bank Paribas and BNP following the merger that formed BNP Paribas, until his retirement from the bank in 2007. Mr. Louvel currently serves as a director and/or member of the audit committee of Great West Life Insurance and Annuity, Putnam Investments LLC, Mountain Asset Management LLC and our parent. He is also a trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel previously served on the board of directors of World Point Terminals Inc., predecessor to our parent and a Canadian and Toronto Stock Exchange company prior to June 2010.

We and the board of our general partner believe that Mr. Louvel’s experience, knowledge, skills and expertise, including his experience in banking and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

Paul F. Little was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Little was a principal in Gornitzki, Thompson & Little (“GTL”), a merchant bank, from 1986 to 1999. During that period, GTL underwrote and successfully introduced 20 plus companies to the Canadian and U.S. public markets. Prior to 2008, Mr. Little served as a director for several Canadian public companies, including Denison Mines Corp, Pure Energy Services Ltd and EGI Financial Holdings and was president of Westover Investments, Inc. He has often served as chair and has generally served as a member of the audit committee on his various company boards. Mr. Little is a chartered accountant and holds a Bachelors of Arts degree in economics from the University of Toronto and a Masters of Business Administration degree from the University of British Columbia. Mr. Little previously served on the board of directors of World Point Terminals Inc., predecessor to our parent and a Canadian and Toronto Stock Exchange company prior to June 2010.

We and the board of our general partner believe that Mr. Little’s experience, knowledge, skills and expertise, including his experience in banking and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.

Edwin A. Levy was appointed to serve as a member of the board of directors of our general partner in August 2013. In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor. Mr. Levy is a director of our parent and was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee. In the past five years Mr. Levy was a director of Forward Industries, Inc., a publicly held company in the business of designing, manufacturing, and distributing custom carrying case solutions, and World Point Terminals Inc., predecessor to our parent and a Canadian and Toronto Stock Exchange company prior to June 2010. Mr. Levy has been a member of the board of FutureFuel Corp. since November 2005.

We and the board of our general partner believe that Mr. Levy’s experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his ten plus years of service to us in that capacity provide valuable perspective to our board and add significant value. Additionally, Mr. Levy’s finance and investment experience from his involvement with Levy, Harkins & Co., Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Levy’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Donald C. Bedell was appointed to serve as a member of the board of directors of our general partner in August 2013. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice and therapy facilities throughout Missouri and other states. Mr. Bedell is also a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. Mr. Bedell is a past chairman and member of the Missouri Department of Conservation and a member of the Missouri Health Care Association. He is also a director of our parent.  Mr. Bedell previously served on the board of directors of World Point Terminals Inc., predecessor to our parent and a Canadian and Toronto Stock Exchange company prior to June 2010. Mr. Bedell has been a member of the board of FutureFuel Corp. since March 17, 2008.

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

NYSE Corporate Governance Listing Standards

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2016 without qualification.

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

Based solely on a review of Forms 3, 4 and 5 furnished to us and written representations from reporting persons that no other reports were required for those persons, we believe that during 2016, all officers and directors, and persons beneficially owning more than 10% of our units who were required to file reports under Section 16(a) complied with such requirements on a timely basis.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. We are managed by our general partner. Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The officers of our general partner, which we refer to as our officers, are employed by our general partner or its affiliates, and manage the day-to-day affairs of our business. We do not incur any direct compensation charge for the executive officers of our general partner. Instead, under the provisions of our partnership agreement, we reimburse our general partner for its costs of providing certain corporate staff and support services to us, including services provided to us by the executive officers of our general partner.

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

Long-Term Incentive Plan

Our general partner has adopted the World Point Terminals, LP 2013 Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors who perform services for us. Our general partner may issue our executive officers and other service providers long-term equity based awards under the plan, which awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as to align their long-term interests with those of our unitholders. We are responsible for the cost of awards granted under our LTIP and all determinations with respect to awards to be made under our LTIP are made by the board of directors of our general partner.

Compensation Committee Report

Our general partner’s board of directors has reviewed and discussed with management the compensation discussion and analysis contained in this Report as required by Item 402(b) of Regulation S-K. Based on such review and discussion, the board of directors has recommended that Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2016.

Members of the board of directors of WPT GP, LLC

Donald C. Bedell

G. Louis Graziadio, III

Edwin A. Levy

Paul F. Little

Alain Louvel

Paul M. Manheim

Paul A. Novelly

Steven G. Twele

2016 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2016 (and prior fiscal year) for our general partner’s principal executive officer (Mr. Novelly), principal operating officer (Mr. Fenton), principal financial officer (Mr. Affleck) and former principal financial officer (Mr. Twele). Messrs. Novelly, Fenton, Affleck and Twele are referred to collectively herein as our “named executive officers” or “NEOs”. As indicated above, we do not pay any separate amounts of compensation directly to our executive officers for their services to us, except for awards granted under our LTIP. No awards were granted under our LTIP for or during 2015 or 2016.

(a)	(b)	(c)		(d)	(e)		(f)	(i)	(j)
Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Unit Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Paul A. Novelly	2016	—		—	—		—	—	—
Chief Executive Officer	2015	—		—	—		—	—	—
	2014	—		—	5,800,000	(1)	—	—	5,800,000

Kenneth E. Fenton	2016	—		—	—		—	—	—
President and Chief Operating Officer	2015	—		—	—		—	—	—
	2014	—		—	—		—	—	—

Jonathan Q. Affleck	2016	—		—	—		—	—	—
Chief Financial Officer	2015	—		—	—		—	—	—
(Effective October 1, 2015)

Steven G. Twele	2016	—		—	—		—	—	—
Chief Financial Officer	2015	500	(2)	—	—		—	—	500
(Retired effective October 1, 2015)	2014	—		—	—		—	—	—

(1)	Represents 250,000 restricted units granted under the LTIP. The dollar amount reflects the aggregate grant-date fair value of the restricted common units. The grant-date fair value is equal to $23.20, the closing price of our unrestricted common units on April 23, 2014.
(2)	Represents compensation paid to Mr. Twele for his service as a director of our general partner subsequent to his retirement on October 1, 2015. Because Mr. Twele was an employee of an affiliate of our general partner through September 30, 2015, he did not receive compensation for service as a director of our general partner prior to October 1, 2015.

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2016.

	Option Awards				Unit Awards
Name	Number of securities Underlying Unexercised Options Exercisable	Number of securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Paul A. Novelly	—	—	n/a	n/a	250,000	4,137,500
Kenneth E. Fenton	—	—	n/a	n/a	—	—
Jonathan Q. Affleck	—	—	n/a	n/a	—	—
Steven G. Twele	—	—	n/a	n/a	—	—

(1)  Awards granted during 2014 vest on the three year anniversary date of the grant (with vesting to be accelerated upon a change of control).

(2)  Amounts are based on the closing price of the units on December 31, 2016.

Director Compensation

The officers of our general partner or the employees of our sponsors who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our sponsors currently receive annual cash compensation as “non-employee directors,” of $12,000. Each director received additional compensation of $25,000 for 2016. In addition, the chair of each standing committee of our general partner’s board of directors receives an annual cash retainer in the amount of $10,000. We currently pay meeting fees to directors of our general partner in the amount of $2,000 for each in-person board meeting, $1,000 for each telephonic board meeting and $500 for each committee meeting. Further, each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and are reimbursed for all expenses incurred in attending to his or her duties as a director.

The following table provides information concerning the compensation of our general partner’s directors for the year ended December 31, 2016.

Director Compensation Table for 2016

Name	Fees earned or paid in cash ($)	Unit awards ($)	All other compensation ($)	Total ($)

Paul A. Novelly (1)	—	—	—	—
Donald C. Bedell	44,324	—	—	44,324
G. Louis Graziadio, III	43,000	—	—	43,000
Edwin A. Levy	43,324	—	—	43,324
Paul F. Little	57,824	—	—	57,824
Alain Louvel	47,824	—	—	47,824
Paul M. Manheim	57,824	—	—	57,824
Steven G. Twele	45,824	—	—	45,824

(1)	Because Mr. Novelly is an employee of an affiliate of our general partner, he does not receive compensation for service as a director of our general partner.

Compensation Committee Interlocks and Insider Participation

Our general partner’s board of directors performs the function of a compensation committee. Mr. Novelly is a director and executive officer of our general partner. Mr. Twele is a director of our general partner. Messrs. Novelly, Graziadio, Levy, and Bedell are directors of our parent. Messrs. Novelly, Manheim, Levy and Bedell are directors of FutureFuel Corp., the parent of one of our terminal customers.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information, as of March 13, 2017, concerning the beneficial ownership of our units by each person known by us to own more than 5% of the outstanding units, by each director and named executive officer of our general partner, and by all directors and executive officers of our general partner as a group. The number of units in the table below includes units issuable upon the exercise of outstanding equity grants to the extent that such grants are exercisable by the respective directors, named executive officers and the executive officers, as the case may be, on or within 60 days after March 13, 2017. All information with respect to beneficial ownership is based solely upon information furnished by the respective directors, named executive officers and executive officers, as the case may be, or information contained in filings made by such beneficial owners with the SEC. The address for the individuals and entities for which an address is not otherwise indicated is: c/o World Point Terminals, LP, 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
World Point Terminals, Inc.(2) (3)	22,908,514	65.71%
ClearBridge Investments, LLC (4) 620 8th Avenue, Suite 400 New York, NY 10018	1,981,135	5.7%
Apex Holding Co. (12)	1,550,000	4.4%
Paul A. Novelly (3) (5) (13)	2,757,662	3.5%
Jonathan Q. Affleck (14)	467	*
Kenneth E. Fenton (6) (8)	8,000	*
Donald C. Bedell (6) (11)	15,600	*
G. Louis Graziadio, III (6) (11)	3,334	*
Edwin A. Levy (6) (10) (11)	20,650	*
Paul F. Little (9)	25,000	*
Alain Louvel (9)	14,100	*
Paul M. Manheim (11)	27,834	*
Steven G. Twele (6) (7)	3,000	*
All executive officers and directors as a group (10 persons)	2,769,727	8.2%
* Less than 1.0%

(1)	There are no arrangements for any listed beneficial owner to acquire within 60 days common units from options, warrants, rights, conversion privileges or similar obligations.
(2)	Of the common units owned by World Point Terminals, Inc. (“Parent”), 16,485,507 are held directly by CPT 2010, LLC, a wholly owned subsidiary of Parent. Excludes the 0.0% general partner interest and related IDRs held by our general partner, which are not considered “units” for purposes of our limited partnership agreement. The general partner, accordingly, is not considered a “unitholder.” The address for the Parent is 8235 Forsyth Blvd., Suite 400, Clayton, MO, 63105.
(3)	The Novelly Dynasty Trust and the Novelly Family Trust are trusts established by our chairman and chief executive officer, Paul A. Novelly for the benefit of his children and family members (collectively, the “Trusts”). Mr. Novelly is neither a trustee nor a beneficiary of the Trusts, which are irrevocable. The Trusts collectively own a controlling interest in Parent and as such, may be deemed to indirectly own the securities held by Parent. Paul A. Novelly II, Steven G. Twele and Karon M. Burns (collectively, the “Trustees”) serve as trustees of each of the Trusts and have shared investment and voting control over the securities held thereby, but may exercise such control only with the support of a majority of the trustees of each Trust. The Trustees and Mr. Novelly disclaim beneficial ownership of the securities of the Partnership held by the Parent and/or the Trusts.
(4)	Based upon the Schedule 13G filed on February 14, 2017 with the SEC with respect to our common units held as of December 31, 2016, ClearBridge Investments, LLC has sole voting and dispositive power as to 1,981,135 common units.
(5)	Includes 957,662 common units owned by St. Albans Global Management, Limited Partnership, LLLP, (“Global”). Mr. Novelly is president and chief executive of both Global and our general partner. Does not include common units beneficially owned by our Parent, as to which Mr. Novelly is chairman and chief executive officer. Also includes 250,000 restricted common units issued from the LTIP and owned by the Novelly Dynasty Trust, which will vest on April 23, 2017.

(6)	Messrs. Twele, Bedell, Levy and Graziadio own minority interests in our Parent. Each of them disclaims beneficial ownership of securities of the Partnership held by our Parent.
(7)	Mr. Twele is the vice president of the general partner of Global and a trustee of the Trusts. Mr. Twele disclaims beneficial ownership of the securities of the Partnership held by our Parent, Global and the Trusts. The units owned by Mr. Twele are held by the Twele Family Qualified Spousal Joint Trust U/I November 9, 2015.
(8)	Mr. Fenton is the president and chief operating officer of our general partner. The units owned by Mr. Fenton are held by the Fenton Qualified Spousal Trust U/I July 18, 2012.
(9)	Includes 10,000 common units granted from the LTIP which vested on September 24, 2016.
(10)	Includes 4,781 units held by the Edwin Levy Irrevocable Trust (the "E.L. Trust"), as to which the Reporting Person serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the E.L. Trust, except to the extent of his pecuniary interest therein; and 4,781 units held by the Carolyn Levy Irrevocable Trust (the "C.L. Trust"), as to which the Reporting Person's spouse serves as the trustee. The Reporting Person disclaims beneficial ownership of the securities held by the C.L. Trust, except to the extent of his pecuniary interest therein.
(11)	Includes 10,000 common units granted from the LTIP of which one-third vested on each of September 24, 2014, 2015 and 2016.
(12)	The common units beneficially owned by Apex Holding Co. are held directly by Apex, a wholly owned subsidiary of Apex Holding Co. The address for Apex Holding Co. and Apex is 8235 Forsyth Blvd., Suite 400, Clayton, MO 63105.
(13)	Includes 1,550,000 common units held directly by Apex, of which Apex Holding Co. is the sole shareholder. Mr. Novelly is the sole director of Apex Holding Co. and thus may be deemed to indirectly beneficially own the common units indirectly held by Apex Holding Co. Mr. Novelly disclaims beneficial ownership of the units held indirectly by Apex Holding Co., except to the extent of his pecuniary interest therein.
(14)	Mr. Affleck is the vice president and chief financial officer of our general partner.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the long-term incentive plan, please see Item 11. Executive Compensation “Compensation Discussion and Analysis — Long-Term Incentive Plan.”

Plan Category	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		(b) Weighted Average Exercise Price of Outstanding Unit Options and Rights		(c) Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by unitholders:
N/A	—		—		—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (1)	—	(2)	$16.95	(3)	2,660,000
Total for equity compensation plans	—		$16.95		2,660,000

(1)	The World Point Terminals, LP 2013 Long-Term Incentive Plan was adopted by our general partner in August 2013 in connection with our IPO. The LTIP contemplates the issuance or delivery of up to 3,000,000 common units to satisfy awards under the plan. As of December 31, 2016, 340,000 restricted units and 25,000 unit appreciation rights had been granted under the long-term incentive plan.
(2)	Pursuant to the 25,000 unit appreciation rights granted as of December 31, 2016, the participant is entitled to receive cash or units equal to the excess in unit price above the exercise price at the time of exercise. Because the exercise price exceeded the unit price at December 31, 2016, no units were issuable pursuant to the unit appreciation rights.
(3)	The amount shown represents the per unit exercise price of outstanding unit appreciation rights.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

As of March 13, 2017, our parent owns, directly or indirectly, 22,908,514 common units representing an aggregate of approximately 65.7% limited partner interest in us, and owns and controls our general partner. Our parent also appoints all of the directors of our general partner, which maintains a 0.0% general partner interest in us and owns 20% of our IDRs. Apex owns approximately 4.4% of our common units and 20% of our IDRs. Our controlling unitholders own an additional 3.5% of our common units and 60% of our IDRs.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions to our unitholders pro rata, including our parent, as holder of an aggregate of 22,908,514 common units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by affiliates of our parent will entitle them to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units (as of March 13, 2017) for four quarters, our parent and its affiliates would receive an annual distribution of approximately $30.9 million on their common units.

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

Terminaling Services Agreements with Apex

We entered into a terminaling services agreement with Apex under which Apex has agreed to store light refined products at ten of our terminals and asphalt at two of our terminals. We and Apex have agreed to assign a minimum stipulated volume to each terminal (the sum of which initially equaled approximately 4.2 million barrels for our seven terminals), and we are obligated to make available to Apex sufficient storage capacity at each terminal to allow Apex to store such stipulated volumes of light refined products. Apex pays base storage services, whether or not Apex uses the storage. Apex also pays us excess storage fees for each barrel that exceeds stipulated volumes. We also charge Apex separate services fees for providing ancillary and additive services such as ethanol blending and additive injection. The terminalling storage agreements have been revised by subsequent amendments. As of December 31, 2016, taking into account the acquisition of the Greensboro and Salisbury terminals, the minimum stipulated volume committed to Apex was approximately 5.3 million barrels of light refined products and 0.5 million barrels of asphalt.

We also entered into a second terminaling services agreement with Enjet, LLC, or Enjet, a subsidiary of Apex, under which Enjet has agreed to store residual oils at two of our terminals. We and Enjet have agreed to a minimum storage commitment stipulated at each of these two terminals (the sum of which initially equaled approximately 1.1 million barrels of available storage capacity in the aggregate) and we are obligated to make available to Enjet sufficient storage capacity at each terminal to allow Enjet to store the stipulated volumes of residual oil. Enjet pays base storage services fees for each barrel stored at our terminals. Enjet also pays us excess storage fees for each barrel that exceeds the stipulated volumes. We also charge Enjet separate fees for providing ancillary and additive services. The terminaling storage agreements have been revised by subsequent amendments. As of December 31, 2016, the minimum stipulated volume committed to Enjet was approximately 0.9 million barrels.

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

The initial term of these agreements with respect to each terminal is between one to five years and will automatically extend for successive twelve month periods, unless either party terminates upon no less than 120 days’ prior written notice. The majority of Apex’s committed volume is now in the one-year evergreen renewal phase, and Apex is under no obligation to renew its commitments. Upon the termination of these agreements, Apex will have a limited right of first refusal to enter into a new agreement with us.

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

Total charges for related party services were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Storage services fees:
Base storage services fees	$34,988	$32,866	$28,506
Excess storage services fees	-	-	88
Ancillary services fees	3,381	2,704	3,347
Additive services fees	1,399	1,474	1,547
Total services fees	$39,768	$37,044	$33,488

Fees Paid to Affiliates

The following table summarizes direct and indirect costs associated with management and marketing services provided by affiliates, including compensation of its employees and payment for supplies and equipment (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Operating costs	$4,644	$5,177	$3,015
Reimbursement for management and marketing services	2,565	2,053	1,958
Reimbursement for supplies and equipment	18	53	156
	$7,227	$7,283	$5,129

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

Item 14.     Principal Accounting Fees and Services

We have engaged Deloitte & Touche, LLP, as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by our principal accountants, Deloitte & Touche, LLP, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015

Audit Fees (1)	$270	$318
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$270	$318

(1)	Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Report.
(2)	Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefit plans.
(3)	Tax fees represent fees for professional services rendered in connection with tax compliance.
(4)	All other fees represent fees for services not classifiable under the other categories listed in the table above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. Deloitte & Touche, LLP’s engagement to conduct our 2016 and 2015 audits and quarterly reviews were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report.

1.            Financial Statements: see Item 8 Financial Statements and Supplementary Data “Index to Consolidated Financial Statements” set forth on page 66.

2.            Financial Statement Schedule: financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

3.            Exhibits: see “Exhibit Index” below.

Exhibit Index

Exhibit number	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
3.3	First Amendment to First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP, dated as of August 31, 2015 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on September 3, 2015).
10.1	Contribution, Conveyance and Assumption Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.2	Omnibus Agreement dated as of August 14, 2013, by and among World Point Terminals, LP, WPT GP, LLC, Apex Oil Company, Inc., World Point Terminals, Inc., CPT 2010, LLC and Center Point Terminal Company, LLC (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.3#	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.4#	Terminaling Services Agreement dated as of August 14, 2013, by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.5	Credit Agreement, dated as of August 14, 2013, among Center Point Terminal Company, LLC, LLC, as the Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.6†	World Point Terminals, LP 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
10.7#	Amendment to Terminaling Services Agreement dated as of January 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2014).
10.8#	Amendment to Terminaling Services Agreement dated as of March 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2014).
10.9#	Amendment to Terminaling Services Agreement dated as of July 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on August 13, 2014).
10.10	Amendment to Terminaling Services Agreement dated as of November 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 12, 2014).

10.11#	Amendment to Terminaling Services Agreement dated as of December 1, 2014 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.12	Amendment and Correction to Terminaling Services Agreement dated December 1, 2014 by and between Center Point Terminal Company, LLC and Enjet, LLC. (Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.13	Contribution Agreement dated as of December 16, 2014, by and among World Point Terminals, LP, Apex Oil Company, Inc., Petroleum Fuel & Terminal Company and Center Point Terminal Company, LLC. (Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.14#	Amendment to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.15#	Amendment and Correction to Terminaling Services Agreement dated January 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.16	Amendment to Terminaling Services Agreement dated March 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC. (Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 26, 2015).
10.17#	Amendment to Terminaling Services Agreement dated as of June 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on August 12, 2015).
10.18#	Amendment to Terminaling Services Agreement dated as of September 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 12, 2015).
10.19#	Amendment to Terminaling Services Agreement dated as of October 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 28, 2016.)
10.20#	Amendment to Terminaling Services Agreement dated as of November 1, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 28, 2016.)
10.21	Amendment to Terminaling Services Agreement dated as of November 15, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 28, 2016.)
10.22	Amendment to Terminaling Services Agreement dated as of December 18, 2015 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 28, 2016.)
10.23	Amendment to Terminaling Services Agreement dated as of October 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC. (Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 28, 2016.)

10.24	Amendment to Terminaling Services Agreement dated as of November 1, 2015 by and between Center Point Terminal Company, LLC and Enjet, LLC. (Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K (SEC File No. 001-36049) filed on March 28, 2016.)
10.25	Amendment to Terminaling Services Agreement dated as of January 1, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on May 9, 2016.)
10.26	Amendment to Terminaling Services Agreement dated as of February 1, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on May 9, 2016.)
10.27	Amendment to Terminaling Services Agreement dated as of August 15, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 9, 2016.)
10.28	Amendment to Terminaling Services Agreement dated as of September 1, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 9, 2016.)
10.29	Amendment to Terminaling Services Agreement dated as of September 7, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (SEC File No. 001-36049) filed on November 9, 2016.)
10.30*	Amendment to Terminaling Services Agreement dated as of October 17, 2016 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
10.31*#	Amendment to Terminaling Services Agreement dated as of November 1, 2016 by and between Center Point Terminal Company, LLC and Enjet, LLC.
21.1*	List of Subsidiaries of World Point Terminals, LP
23.1*	Consent of Deloitte & Touche, LLP.
31.1*	Certification of Paul A. Novelly pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jonathan Q. Affleck pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

By:	/s/ Paul A. Novelly	By:	/s/Edwin A. Levy
Paul A. Novelly, Chairman and Chief Executive Officer		Edwin A. Levy, Director

By:	/s/ Jonathan Q. Affleck	By:	/s/ Paul F. Little
Jonathan Q. Affleck, Vice President and Chief Financial Officer		Paul F. Little, Director

By:	/s/ Kenneth E. Fenton	By:	/s/ Alain Louvel
Kenneth E. Fenton, President and Chief Operating Officer		Alain Louvel, Director

By:	/s/ Elizabeth A. McGee	By:	/s/ Paul M. Manheim
Elizabeth A. McGee, Controller		Paul M. Manheim, Director

By:	/s/ Donald C. Bedell	By:	/s/ Steven G. Twele
Donald C. Bedell, Director		Steven G. Twele, Director

By:	/s/ G. Louis Graziadio III
G. Louis Graziadio III, Director

Date: March 14, 2017

