Form 10-Q
period 2017-03-31
World Point Terminals, LP
filed 2017-05-09
CIK 1574963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 001-36049

World Point Terminals, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2598540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ☒ ⁫ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁫☐	Accelerated filer ☒
Non-accelerated filer ⁫☐ (do not check if a smaller reporting company)	Smaller reporting company ⁫☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐⁫ No ☒

On May 9, 2017, the Registrant had 34,861,014 common units outstanding.

WORLD POINT TERMINALS, LP
INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Part I.

Financial Information

PART II.

Other Information

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

World Point Terminals, LP

Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(Dollars in thousands)

(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current Assets
Cash and cash equivalents	$8,930	$8,575
Accounts receivable, net of allowances of $54 and $84, respectively	4,894	4,415
Accounts receivable – affiliates	433	1,492
Short-term investments	5,174	5,018
Prepaid insurance	79	135
Prepaid insurance – affiliates	733	1,201
Other current assets	694	812
Total current assets	20,937	21,648

Property, plant and equipment, net	170,174	170,553
Goodwill	559	559
Acquired customer contracts, net	3,135	3,420
Investment in joint venture	8,271	8,560
Other assets	299	345
Total Assets	$203,375	$205,085

Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$3,455	$3,351
Accrued liabilities	857	577
Due to affiliate companies	1,142	1,965
Deferred revenue – short-term	43	296
Deferred revenue – short-term – affiliates	1,608	1,608
Income taxes payable	76	70
Total current liabilities	7,181	7,867

Asset retirement obligations	705	696
Deferred revenue – long-term	202	211
Deferred revenue – long-term – affiliates	3,486	3,888
Other noncurrent liabilities	409	409
Total liabilities	11,983	13,071

Commitments and contingencies (Notes 9 and 17)	-

Partners’ Equity
Common units (34,861,014 units issued and outstanding at March 31, 2017 and December 31, 2016)	191,392	192,014
General partner interest (0% interest)	-	-
Total partners’ equity	191,392	192,014
Total Liabilities and Partners’ Equity	$203,375	$205,085

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2017 and March 31, 2016

(Dollars in thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES
Third parties	$16,037	$13,980
Affiliates	9,136	10,585
	25,173	24,565

OPERATING COSTS, EXPENSES AND OTHER
Operating expenses	7,459	6,634
Operating expenses reimbursed to affiliates	1,039	971
Selling, general and administrative expenses	1,022	1,041
Selling, general and administrative expenses reimbursed to affiliates	486	612
Depreciation and amortization	6,026	5,909
Income from joint venture	(191)	(220)
Total operating costs, expenses and other	15,841	14,947

INCOME FROM OPERATIONS	9,332	9,618

OTHER INCOME/(EXPENSE)
Interest expense	(207)	(207)
Interest and dividend income	72	56
Gain on investments and other-net	191	4
Income before income taxes	9,388	9,471
Provision for income taxes	35	49
NET INCOME	$9,353	$9,422

BASIC AND DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO UNITHOLDERS
Common	$0.27	$0.27
Subordinated	$-	$0.27
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Common	34,861,014	18,375,507
Subordinated (1)	-	16,485,507

(1)	The subordinated units were converted to common units on a one-for-one basis on November 14, 2016. See Note 2, Earnings Per Unit and Cash Distributions, for further discussion.

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and March 31, 2016

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities
Net income	$9,353	$9,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,026	5,909
Amortization of deferred financing costs	46	46
Loss (gain) on marketable securities	(156)	(3)
Equity based compensation	482	634
Income from joint venture	(191)	(220)
Distribution from joint venture	480	-
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(479)	(725)
Prepaid insurance	524	(582)
Other current assets and other assets	118	(384)
Accounts payable	(41)	(766)
Accrued liabilities	281	(35)
Deferred revenue	(664)	(115)
Income taxes payable/receivable	6	45
Due to affiliated companies	236	(1,525)
Other noncurrent liabilities	9	(124)
Net cash provided by operating activities	16,030	11,577
Cash flows from investing activities
Capital expenditures	(5,217)	(5,352)
Net cash used in investing activities	(5,217)	(5,352)
Cash flows from financing activities
Distributions to unitholders	(10,458)	(10,458)
Net cash used in financing activities	(10,458)	(10,458)
Net change in cash and cash equivalents	355	(4,233)
Cash and cash equivalents at beginning of year	8,575	12,186
Cash and cash equivalents at end of period	$8,930	$7,953

Cash paid for interest	$152	$152
Cash paid for income taxes	$35	$-
Noncash operating transactions – deferred revenue included in due to/due from affiliated companies	$-	$4,029
Noncash investing transactions – property and equipment additions included in accounts payable	$1,634	$839

The accompanying notes are an integral part of these financial statements.

World Point Terminals, LP

Condensed Consolidated Statement of Partners’ Equity

For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017

(Dollars in thousands)

(Unaudited)

	Partnership
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner (non-economic interest)
BALANCE – DECEMBER 31, 2015	$139,380	$55,661	$-
Equity based compensation expense	2,376	-	-
Net income	21,373	15,056	-
Distributions	(24,543)	(17,289)	-
Conversion of subordinated units to common units	53,428	(53,428)
BALANCE – December 31, 2016	$192,014	$-	$-
Equity based compensation expense	483	-	-
Net income	9,353	-	-
Distributions	(10,458)	-	-
BALANCE – MARCH 31, 2017	$191,392	$-	$-

The accompanying notes are an integral part of these financial statements.

1)	BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements were prepared under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Accordingly, these financial statements do not include all of the disclosures required by GAAP and should be read along with the Partnership’s 2016 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The Partnership’s financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited and have been prepared on the same basis as the annual consolidated financial statements. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying financial statements.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for the fair presentation of the results of operations for the three months ended March 31, 2017 and 2016. Information for interim periods may not be indicative of the Partnership’s operating results for the entire year.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Common Units	34,861,014	18,375,507
Subordinated Units	-	16,485,507

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

The calculation of earnings per unit is as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Common	Subordinated	Total	Common	Subordinated	Total
Net income attributable to unitholders	$9,353	$-	$9,353	$4,966	$4,456	$9,422
Less:
Distributions payable on behalf of IDRs	-	-	-	-	-	-
Distributions payable on behalf of general partner interest	-	-	-	-	-	-
Net income attributable to unitholders	$9,353	$-	$9,353	$4,966	$4,456	$9,422
Weighted average limited partner units outstanding:
Common units – Public[1]	11,952,500			11,952,500
Common units – Parent	22,908,514			6,423,007
Subordinated units – Parent		-			16,485,507
Earnings per unit	$0.27	$-		$0.27	$0.27

[1]	As of March 31, 2017, Apex Oil Company, Inc. (“Apex”) and other affiliates of our General Partner own a combined 2,757,662 of the total 11,952,500 common units – public.

Cash Distributions

Our partnership agreement generally provides that we will make our distributions, if any, each quarter in the following manner:

•	first, to all unitholders, pro rata, until each unitholder receives a total of $0.345 per unit for that quarter (the “first target distribution”);
•	second, 85.0% to all unitholders, pro rata, and 15.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.375 per unit for that quarter (the “second target distribution”);

•	third, 75.0% to all unitholders, pro rata, and 25.0% to the holders of the IDRs, pro rata, until each unitholder receives a total of $0.45 per unit for that quarter (the “third target distribution”); and

•	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the holders of the IDRs, pro rata.

The percentage interests set forth above assume that we do not issue additional classes of equity securities.

Our unitholders and the holders of our IDRs will receive distributions according to the following percentage allocations:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	Holders of IDRs
Minimum Quarterly Distribution	$0.30	100%	-
First Target Distribution	above $0.30 up to $0.345	100%	-
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.450	75%	25%
Thereafter	above $0.450	50%	50%

The following table sets forth the distribution declared in total and per limited partner unit attributable to the periods indicated:

		Distributions
Period	Date Declared	Amount	Per Unit
January 1, 2016 through March 31, 2016	April 14, 2016	$10,458	$0.3000
April 1, 2016 through June 30, 2016	July 15, 2016	$10,458	$0.3000
July 1, 2016 through September 30, 2016	October 17, 2016	$10,458	$0.3000
October 1, 2016 through December 31, 2016	January 20, 2017	$10,458	$0.3000
January 1, 2017 through March 31, 2017	April 6, 2017	$10,458	$0.3000

3)	FINANCIAL INSTRUMENTS

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

Accounts receivable consists primarily of trade accounts receivable from storage related revenues. The Partnership’s credit risk arises from the possibility that a counterparty which owes the Partnership money is unable or unwilling to meet its obligations in accordance with the terms and conditions of the contracts with the Partnership, which would result in a financial loss for the Partnership. Credit risk associated with accounts receivable is minimized by the business model and collection policies of the Partnership. Most of the Partnership’s customers prepay their obligations at the beginning of each month and/or the Partnership has custody of customer assets at its facilities. The assets held by the Partnership belonging to its customers generally carry a market value well in excess of the accounts receivable balances due. The Partnership conducts business with a relatively few number of customers, including one affiliated customer that comprised approximately 36% and 43% of the Partnership’s first three months 2017 and 2016 revenues, respectively, and another customer that comprised approximately 10% and 11% of the Partnership’s first three months 2017 and 2016 revenues, respectively, under both short-term and long-term contracts. A large portion of the Partnership’s annual expenses are fixed and, accordingly, the Partnership’s ability to meet its ongoing obligations is dependent upon its ability to retain existing customers and/or attract new ones.

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

The Partnership has equity investments in marketable securities, including common stocks, exchange-traded-debt securities, foreign equities and preferred stocks. The Partnership seeks to mitigate risk of a financial loss by investing in what it considers to be high-quality instruments with quality counterparties.

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

The financial assets and financial liabilities, measured at fair value in the consolidated balance sheets, consisted of the following as of March 31, 2017 and December 31, 2016:

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,930	$-	$-	$8,930

Short-term investments
Common stocks	1,063	-	-	1,063
Exchange-traded-debt securities	515	-	-	515
Foreign equities	279	-	-	279
Preferred stocks	3,317	-	-	3,317
Total short-term investments	5,174	-	-	5,174
Total assets at fair value	$14,104	$-	$-	$14,104
Long-term incentive plan liability	$-	$7	$-	$7

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,575	$-	$-	$8,575

Short-term investments
Common stocks	1,065			1,065
Exchange-traded-debt securities	495			495
Foreign equity	290			290
Preferred stocks	3,168			3,168
Total short-term investments	$5,018	$-	$-	$5,018
Total assets at fair value	$13,593	$-	$-	$13,593
Long-term incentive plan liability	$-	$7	$-	$7

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

Short-Term Investments— The short-term investments include investments in listed common stocks, exchange-traded-debt securities, foreign equities and preferred stocks. The securities are valued using quoted prices from the various public markets. The securities trade on public exchanges, both domestic and foreign, and can be accurately described as active markets. The observable valuation inputs are unadjusted quoted prices that represent active market trades and are classified as Level 1.

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

The following table displays a roll forward of the allowance for doubtful trade receivables for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016

Allowance for doubtful receivables at January 1	$84	$25
Additions charged to expense	-	68
Subtractions included in income	(30)	(9)
	$54	$84

6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

March 31, 2017	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	270,703	158,220	112,483
Docks and jetties	17,943	8,742	9,201
Machinery and equipment	10,466	8,577	1,889
Buildings	2,795	1,058	1,737
Other	12,535	5,392	7,143
Assets under construction	5,157	-	5,157
	$352,163	$181,989	$170,174

December 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Land	$32,564	$-	$32,564
Tanks and appenditures	262,063	153,472	108,591
Docks and jetties	17,943	8,323	9,620
Machinery and equipment	10,366	8,315	2,051
Buildings	2,795	1,025	1,770
Other	12,337	5,113	7,224
Assets under construction	8,733	-	8,733
	$346,801	$176,248	$170,553

7)	ACQUIRED CUSTOMER CONTRACTS

In connection with the acquisition of the terminal facility in Greensboro, North Carolina, on January 1, 2015, the Partnership allocated $5,700 of the consideration to acquired customer contracts. The cost is being amortized on a straight-line basis over a period of five years.

Acquired customer contracts consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Cost	$5,700	$5,700
Less accumulated amortization	(2,565)	(2,280)
	$3,135	$3,420

8)	COMMITMENTS

The Partnership leases land and other use rights at some of its facilities. Lease expense totaled $307 and 302 for the three months ended March 31, 2017 and 2016, respectively. These leases expire from March 31, 2018 through February 1, 2061. In accordance with the terms of its lease with the Galveston port authority, in lieu of periodic lease payments, the Partnership is responsible for the maintenance of the dock.

Minimum rental commitments for all storage facilities of the Partnership under existing non-cancelable operating leases for the remainder of 2017 and for the years ending December 31 thereafter are as follows:

2017	$429
2018	591
2019	490
2020	47
2021	5
Thereafter	-
$1,562

9)	DEBT

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

Center Point incurred costs of $910 associated with the Credit Facility which will be amortized over the five-year term of the facility. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin. The terms of the Credit Facility contain certain covenants and conditions including an interest coverage ratio and a total leverage ratio. Center Point was in compliance with such covenants as of March 31, 2017 and December 31, 2016. In addition to interest associated with the borrowings, Center Point is obligated to pay a commitment fee calculated on the balance of the unused portion of the Credit Facility. There have not been any borrowings on the credit facility. Center Point incurred commitment fees of $150 and $152 for the three months ended March 31, 2017 and 2016, respectively, which have been recorded as interest expense. As of March 31, 2017 and December 31, 2016, Center Point had future estimated minimum loan commitment fees of $833 and $983, respectively.

10)	ASSET RETIREMENT OBLIGATIONS

The Partnership has recorded a liability for the estimated costs of removing its terminal assets from those terminals located on leased land where the landowners have the right to require the Partnership to remove the assets. The recorded liability was $705 and $696 at March 31, 2017 and December 31, 2016, respectively, which represents the present value of the estimated costs of removal. The maximum undiscounted liability is estimated to be $10,135. This amount was discounted utilizing the Partnership’s estimated, credit adjusted risk-free rate and further adjusted by probability factors based on management’s assessment of the likelihood of being required to demolish certain assets. Should the landowners exercise their rights to require the Partnership to remove the terminal assets, the cash outflows required to settle these obligations will occur on or around lease expiration dates ranging from July 13, 2034 to February 1, 2061.

11)	SEGMENT REPORTING

The Partnership derives revenues from operating its eighteen liquid bulk storage and terminal facilities. The eighteen operating segments have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

12)	EMPLOYEE BENEFIT PLANS

The Partnership offers a defined contribution savings plan. Under this plan, the Partnership matches the amount of employee contributions to specified limits. The Partnership’s employee benefit plan related expenses were $78 and $52 for the three months ended March 31, 2017 and 2016 respectively.

13)	INCOME TAXES

The Partnership’s taxable income flows through to its partners, who generally will be responsible for the appropriate taxes due on the taxable income. However, the Partnership or its subsidiaries continue to be treated as taxable entities and pay taxes in some state and local jurisdictions.

The provision for income taxes from operations consists of the following:

	For the Three Months Ended March 31,
	2017	2016
Current	$35	$49

The Partnership and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Partnership is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2013. As of March 31, 2017 and December 31, 2016, the Partnership did not have any unrecognized tax benefits recorded in the consolidated balance sheets.

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

Affiliated companies provide management and marketing services to the Partnership’s facilities and are reimbursed for direct and indirect costs associated with those services, which includes compensation of its employees and payment for supplies and equipment. Total charges for related party services were as follows:

	For the Three Months Ended March 31,
	2017	2016
Operating costst	$1,039	$971
Reimbursement for management and marketing services	486	612
	$1,525	$1,583

The Partnership earned storage revenue from Affiliate companies for the periods indicated of:

	For the Three Months Ended March 31,
	2017	2016
Storage services fees:
Base storage services fees	$8,201	$9,212
Excess storage services fees	-	-
Ancillary services fees	522	907
Additive services fees	413	466
Total services fees - affiliates	$9,136	$10,585

The Partnerships assets and liabilities included the following related party balances:

	March 31, 2017	December 31, 2016
Accounts receivable – affiliates	$433	$1,492
Prepaid insurance – affiliates	733	1,201
Due to affiliates	1,142	1,965
Deferred revenue – short-term – affiliates	1,608	1,608
Deferred revenue – long-term – affiliates	3,486	3,888

15)	DEFERRED REVENUE

The Partnership has entered into arrangements with Apex to provide certain terminaling services at the Partnership’s facilities. The arrangements establish the pricing and require Apex to prepay for a portion of future services. The Partnership has recorded the prepayments as deferred revenue – affiliate.

The non-affiliate deferred revenue balance is related to storage service fees received in advance from terminal customers.

The following table summarizes the Partnership’s deferred revenue activity:

	March 31, 2017	December 31, 2016
Balance at January 1	$6,003	$3,127
Additions	-	4,298
Amortization	(664)	(1,422)
Balance at period end	$5,339	$6,003

Deferred revenue – short-term	$43	$296
Deferred revenue – short-term – affiliates	$1,608	$1,608
Deferred revenue – long-term	$202	$211
Deferred revenue – long-term – affiliates	$3,486	$3,888

16)	CONTINGENCIES

The Partnership is subject to extensive environmental laws and regulations in the jurisdictions in which it operates. Additionally, the Partnership has contingent liabilities with respect to other lawsuits and other potential matters arising in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material impact on the results of operations, cash flows or financial condition of the Partnership. As a result, the Partnership has not accrued for any loss contingencies in 2017 and 2016.

17)	EQUITY-BASED COMPENSATION

The Partnership has a Long-Term Incentive Plan (the “LTIP”) for providing long-term incentives to our employees, directors and consultants who provide services to us.  The plan is administered by the board of directors of our General Partner (the “Board of Directors”).  The Board of Directors has authority to: (i) designate participants; (ii) determine types of awards; (iii) determine number of units covered by the award; (iv) determine terms and conditions of awards; (v) determine how and when awards might be settled; and (vi) interpret and administer the plan and take other such actions as might be necessary for the proper administration of the plan.  The LTIP provides for the issuance of an aggregate of up to 3,000,000 common units to be granted either as options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights (“UARs”), unit awards, profits interest units or other unit-based award granted under the plan.  As of March 31, 2017, we have granted awards totaling 340,000 restricted units and 25,000 UARs.

The restricted units vest over three years subject to customary forfeiture provisions. Restricted units are included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets and are entitled to cash distributions, which are nonforfeitable, on the same basis as the common units. The Partnership recorded non-cash compensation expense related to the restricted units of $483 and $635 for the three-month periods ended March 31, 2017 and 2016, respectively.

The UARs vest over five years subject to customary forfeiture provisions, and are not included in the number of common units outstanding as presented on our unaudited Condensed Consolidated Balance Sheets or entitled to cash distributions. Non-cash compensation expense related to the UARs has been estimated using the Black-Scholes model. Because the UARs may be settled in units or cash at the option of the participant, they have been recorded utilizing the liability method. Non-cash compensation expense relating to the UARs was ($1) for each of the three-month periods ended March 31, 2017 and 2016. The exercise price of the UARs is the fair market value of a unit on the grant date.

The following table summarizes awards granted pursuant to the LTIP through March 31, 2017. There were no forfeitures through March 31, 2017.

	UARs Awarded	Restricted Units Awarded	Vested UARs/ Units	Fair Value at Award Date	Unrecognized Compensation Expense
September 24, 2013[1]	-	90,000	90,000	$20.21	$-
April 23, 2014[2]	-	250,000	-	$23.20	124
July 6, 2015[3]	25,000	-	5,000	$16.95	9
Total	25,000	340,000	95,000		$133

[1]	Units awarded to directors of General Partner and Parent
[2]	Units awarded to the chairman of General Partner
[3]	UARs awarded to an employee of the General Partner

18)	SUBSEQUENT EVENTS

On April 6, 2017 the Board of Directors declared a cash distribution of $0.30 per unit for the period from January 1, 2017 through March 31, 2017. The distribution is payable on May 15, 2017 to unitholders of record on April 28, 2017.

On April 3, 2017 our Parent filed an amendment to its Schedule 13D (the “Filing”), announcing that it had delivered to the Board of Directors a preliminary non-binding proposal for a potential acquisition of all of the common units not already owned by our Parent or its affiliates, in a two-step transaction pursuant to which (i) our Parent (or such affiliate) would commence a tender offer (the “Offer”) to purchase all of the issued and outstanding common units not already beneficially owned by our Parent or its affiliates, at a price per common unit of $16.80 (the “Offer Price”), in cash, and (ii) immediately following the consummation of the Offer, the General Partner would assign to our Parent (or such affiliate) the right to purchase all of the remaining common units not tendered pursuant to the Offer pursuant to the First Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the “Partnership Agreement”), and, within a reasonable time following such assignment, our Parent (or such affiliate) would exercise the right to purchase all of such common units, at a price per common unit determined in accordance with the provisions of the Partnership Agreement (but not to exceed the Offer Price) (the “Buyout Price”), in cash, upon the terms and subject to the conditions set forth in the proposal (the “Proposed Transaction.”)

The Proposed Transaction is subject to certain conditions, as described in the Filing, including the condition that the number of common units tendered pursuant to the Offer represent, together with the common units then owned by our Parent and its affiliates, more than 80% of the total number of common units then outstanding. In addition, the Proposed Transaction would be subject to the condition that the Buyout Price, calculated in accordance with the provisions of the Partnership Agreement, does not exceed the Offer Price for any reason, including, among other things, as a result of any increase in the trading price of the common units on the New York Stock Exchange.

The Proposed Transaction is also subject to the approval of the Board of Directors and its conflicts committee (the “Conflicts Committee”). The Conflicts Committee, which is composed solely of independent directors of our General Partner, has retained its own independent financial adviser and legal counsel, and is currently considering the Proposed Transaction pursuant to applicable procedures established in the Conflicts Committee’s charter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited consolidated financial statements, including the notes thereto, set forth herein. The following information and such unaudited consolidated financial statements should also be read in conjunction with our 2016 audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Without limiting the generality of the foregoing, these statements are based on certain assumptions made by the Partnership based on management’s experience, expectations and perception of historical trends, current conditions, anticipated future developments and other factors believed to be appropriate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the volumes of light refined products, heavy refined products and crude oil we handle;
•	the terminaling and storage fees with respect to volumes that we handle;
•	damage to pipelines facilities, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;
•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
•	planned or unplanned shutdowns of the refineries and industrial production facilities owned by or supplying our customers;
•	prevailing economic and market conditions;
•	difficulties in collecting our receivables because of credit or financial problems of customers;
•	fluctuations in the prices for crude oil and refined petroleum products;
•	liabilities associated with the risks and operational hazards inherent in gathering, storing, handling and transporting crude oil and refined petroleum products;
•	curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack;
•	costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity;
•	costs associated with compliance with evolving environmental laws and regulations on climate change; and
•	other factors discussed below and elsewhere in “Risk Factors” in our 2016 Form 10-K.

When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 in Part 1, Item 1A,“Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether because of new information, future events or otherwise.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed to own, operate, develop and acquire terminals and other assets relating to the storage of light refined products, heavy refined products and crude oil. Our storage terminals are located in the East Coast, Gulf Coast and Midwest regions of the United States and, as of March 31, 2017, had a combined available storage capacity of 15.8 million barrels. On August 14, 2016 we placed two newly constructed tanks into service at our North Little Rock terminal, increasing our storage capacity an additional 0.2 million barrels, or 1%. On January 15, 2017 we placed two newly constructed tanks into service at our Blakeley Island terminal, increasing our storage capacity an additional 0.1 million barrels, or 1%. Most of our terminal facilities are strategically located on major waterways, providing ship or barge access for the movement of petroleum products, and have truck racks with efficient loading logistics. Several of our terminal facilities also have rail or pipeline access.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as well as historical condensed consolidated financial statements and notes included elsewhere in this quarterly report.

Recent Developments

On April 3, 2017, World Point Terminals, Inc. (our “Parent”) filed an amendment to its Schedule 13D (the “Filing”), announcing that it had delivered to the board of directors of WPT GP, LLC (our “General Partner”) (the “Board of Directors”) a preliminary non-binding proposal for a potential acquisition of all of the common units not already owned by our Parent or its affiliates, in a two-step transaction pursuant to which (i) our Parent (or such affiliate) would commence a tender offer (the “Offer”) to purchase all of the issued and outstanding common units not already beneficially owned by our Parent or its affiliates, at a price per common unit of $16.80 (the “Offer Price”), in cash, and (ii) immediately following the consummation of the Offer, the General Partner would assign to our Parent (or such affiliate) the right to purchase all of the remaining common units not tendered pursuant to the Offer pursuant to the First Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the “Partnership Agreement”), and, within a reasonable time following such assignment, our Parent (or such affiliate) would exercise the right to purchase all of such common units, at a price per common unit determined in accordance with the provisions of the Partnership Agreement (but not to exceed the Offer Price) (the “Buyout Price”), in cash, upon the terms and subject to the conditions set forth in the proposal (the “Proposed Transaction.”)

In the Filing, our Parent stated that it believes the Partnership, as a small publicly traded company, is materially constrained in its ability to create ongoing unitholder value for the following reasons:

•	The Partnership is burdened by high regulatory costs associated with being a small publicly traded company and a relatively small public float.
•	The Partnership has experienced lower than expected retention of customers, which has negatively impacted its performance.
•	The Partnership, like many other master limited partnerships, has suffered due to lower petroleum prices and stagnation in the oil industry and has been unsuccessful in its attempts to find reasonably priced expansion projects.
•	The market’s reduced valuations for dropdown transactions have made it less likely, at least in the near term, that future dropdowns will occur.

Our Parent indicated in the Filing that the Proposed Transaction would provide immediate liquidity for the public holders of our common units, at a premium to recent historical trading averages.

The Proposed Transaction is subject to certain conditions, as described in the Filing, including the condition that the number of common units tendered pursuant to the Offer represent, together with the common units then owned by our Parent and its affiliates, more than 80% of the total number of common units then outstanding. In addition, the Proposed Transaction would be subject to the condition that the Buyout Price, calculated in accordance with the provisions of the Partnership Agreement, shall not exceed the Offer Price for any reason, including, among other things, as a result of any increase in the trading price of the common units on the New York Stock Exchange.

The Proposed Transaction is also subject to the approval of the Board of Directors and its conflicts committee (the “Conflicts Committee”). The Conflicts Committee, which is composed solely of independent directors of our General Partner, has retained its own independent financial adviser and legal counsel, and is currently considering the Proposed Transaction pursuant to applicable procedures established in the Conflicts Committee’s charter. There can be no assurance that the Proposed Transaction will be agreed upon, approved by the Conflicts Committee or completed, that the final structure and other terms of the Proposed Transaction will not materially differ from the original proposal, or that any transaction will materialize. The Filing indicates that if the Proposed Transaction is not approved by the Conflicts Committee or if we are unable to reach an agreement with our Parent with respect to the Proposed Transaction, our Parent currently does not intend to consummate the Proposed Transaction.

We completed construction of two tanks totaling 99,000 barrels of capacity at our Blakeley Island terminal and placed the tanks in service during the first quarter of 2017. All of the operational tank capacity is under contract with a third-party through at least December 30, 2019.

We completed construction of two tanks totaling 178,000 barrels of capacity at our North Little Rock terminal and placed the tanks in service during the third quarter of 2016. All of the operational tank capacity is under contract with Apex through at least August 14, 2017.

On November 14, 2016, upon the payment of the third-quarter distribution, 16,485,507 subordinated units held indirectly by our parent were converted into common units on a one-for-one basis and will participate on terms equal to all other common units in future distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units.

How We Generate Revenues

We operate in a single reportable segment consisting primarily of the fee-based storage and terminaling services we perform under contracts with our customers. We generally do not take title to the products we store or handle on behalf of our customers. For each of the three months ended March 31, 2017 and 2016, we generated approximately 86% and 83%, respectively, of our revenue from storage services fees. Of our revenue for the three months ended March 31, 2017 and 2016, approximately 85% and 83%, respectively, consisted of base storage services fees, which are fixed monthly fees paid at the beginning of each month to reserve dedicated tanks or storage space and to compensate us for handling up to a base amount of product volume at our terminals. Our customers are required to pay these base storage services fees to us regardless of the actual storage capacity they use or the volume of products that we receive. Our customers also pay us excess storage fees for volumes handled in excess of the amount attributable to their base storage services fees. The remainder of our revenues were generated from (i) ancillary fees for services such as heating, mixing and blending products, transferring products between tanks, railcar loading and dock operations and (ii) fees for injecting additives, some of which are mandated by federal, state and local regulations.

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

As of March 31, 2017, approximately 86% of our total available storage capacity was under contract. During the five years ended December 31, 2016, approximately 91% of our available storage capacity was under contract, on average. While many of our contracts provide for a termination right after the expiration of the initial contract period, our long-standing relationships with our customers, including major integrated oil companies, have historically provided stable revenue. Our top ten customers including Apex, which represent approximately 79% of our revenue for the three months ended March 31, 2017, have used our services for an average of more than nine years.

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

Effective January 1, 2016 we entered into a profit-sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit-sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity. There was no profit-sharing revenue generated during the three-month periods ended March 31, 2017 and 2016.

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

Customers and Competition

We provide storage and terminaling services for a broad mix of customers, including major integrated oil companies, marketers, distributors and chemical and petrochemical companies. In general, the mix of services we provide to our customers varies depending on market conditions, expectations for future market conditions and the overall competitiveness of our service offerings. The terminaling and storage markets in which we operate are very competitive, and we compete with operators of other terminaling facilities on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. In addition, we also compete with major integrated oil companies, many of whom are also our customers, which own terminals. We continuously monitor the competitive environment, the evolving needs of our customers, current and forecasted market conditions and the competitiveness of our service offerings in order to maintain the proper balance between optimizing near-term earnings and cash flow and positioning the business for sustainable long-term growth. Because of the significant investments we have made in maintaining high quality assets and because terminaling and storage are our core business, we believe that we can be more flexible and responsive to the needs of our customers than many of our competitors. We have, however, experienced challenges in retaining or attracting customers on terms as favorable as those under expiring contracts.

Organic Growth Opportunities

Regional refined products and crude oil supply and demand dynamics shift over time, which can lead to rapid and significant increases in demand for terminaling and storage services. At such times, we believe the terminaling companies that have positioned themselves for organic growth will be at a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our terminals to facilitate future expansion, which we expect to both reduce our overall capital costs per additional barrel of storage capacity and shorten the duration and enhance the predictability of development timelines. Some of the specific infrastructure investments we have made that will facilitate incremental expansion include dock capacity capable of handling various products and easily expandable piping and manifolds to handle additional storage capacity. Our Galveston terminal currently has approximately 580,000 barrels of unutilized storage capacity available, as well as over fifty acres of available land that will allow us to significantly increase our storage capacity should market conditions improve.

We have completed construction of two tanks totaling 178,000 barrels of capacity at the North Little Rock terminal that were placed in service during the third quarter of 2016 and two tanks totaling 99,000 barrels of capacity at the Blakeley Island terminal that were placed in service during the first quarter of 2017.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We completed construction of two tanks with a total storage capacity of 178,000 barrels at our North Little Rock terminal. The tanks were placed in service on August 14, 2016, and therefore, we received no revenue from the tanks prior to the third quarter of 2016.

•	We completed construction of two tanks with a total storage capacity of 99,000 barrels at our Blakeley Island terminal. The tanks were placed in service on January 15, 2017, and therefore, we received no revenue from the tanks prior to the first quarter of 2017.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures:

•	revenues derived from (i) storage services fees, including excess storage services fees, (ii) ancillary services and (iii) additive services; and
•	our operating and selling, general and administrative expenses.

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

Results of Operations

The following tables and discussion are a summary of our results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

REVENUES
Third parties	$16,037	$13,980
Affiliates	9,136	10,585
	25,173	24,565

Operating costs, expenses and other
Operating expenses	7,459	6,634
Operating expenses reimbursed to affiliates	1,039	971
Selling, general and administrative expenses	1,022	1,041
Selling, general and administrative expenses reimbursed to affiliates	486	612
Depreciation and amortization	6,026	5,909
Income from joint venture	(191)	(220)
Total operating costs, expenses and other	15,841	14,947

INCOME FROM OPERATIONS	9,332	9,618

OTHER INCOME (EXPENSE)
Interest expense	(207)	(207)
Interest and dividend income	72	56
Gain on investments and other-net	191	4
Income before income taxes	9,388	9,471
Provision for income taxes	35	49
NET INCOME	$9,353	$9,422

Operating Data:
Available storage capacity, end of period (mbbls)	15,710	15,452
Average daily terminal throughput (mbbls)	154	147

The following table details the types and amounts of revenues generated for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Storage services fees:
Base storage services fees	$21,373	$20,295
Excess storage services fees	176	95
Ancillary services fees	2,850	3,317
Additive services fees	774	858
Revenue	$25,173	$24,565

The following table details the types and amounts of our operating expenses for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016

Operating expenses:
Labor	$3,426	$3,260
Utilities	1,461	1,300
Insurance premiums	378	436
Repairs and maintenance	1,492	823
Property taxes	666	669
Other	1,075	1,117
Total operating expenses	$8,498	$7,605
Less operating expenses reimbursed to affiliates	(1,039)	(971)
Operating expenses	$7,459	$6,634

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues. Revenues for the three months ended March 31, 2017 increased $0.6 million, or 2%, compared to the three months ended March 31, 2016.

Storage Services Fees. Storage services fees increased $1.2 million, or 6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

•	Base storage services fees. Base storage services fees for the three months ended March 31, 2017 increased $1.0 million, or 5%, from the three months ended March 31, 2016 primarily as a result of the addition of new customer contracts at the Blakeley Island, Chickasaw, Chesapeake and North Little Rock terminals, partially offset by a reduction in contracted storage volume at the Baton Rouge terminal and the cancellation of month-to-month storage agreements at the Galveston terminal.

•	Excess storage services fees. Excess storage services fees for the three months ended March 31, 2017 increased $0.1 million, or 46% compared to the three months ended March 31, 2016 primarily as a result of increased terminaling activity at the Jacksonville terminal, partially offset by reduced terminaling activity at the Granite City and North Little Rock terminals.

Ancillary and Additive Services Fees. Ancillary and additive services fees for the three months ended March 31, 2017 decreased $0.6 million, or 13%, compared to the three months ended March 31, 2016 primarily as a result of (i) decreased volumes throughput at many of our terminals, resulting in decreased additive injection, blending and product handling revenues, (ii) decreased heating activity at the Baton Rouge, St. Louis, Chesapeake, Pine Bluff and Galveston terminals, and (iii) reduced polymer processing activity at the Granite City terminal, offset by increased heating activity at the Chickasaw terminal and increased additive and blending revenues at the Jacksonville terminal.

Operating Expenses. Total operating expenses for the three months ended March 31, 2017 increased $0.9 million, or 12%, compared to the three months ended March 31, 2016. This increase was primarily attributable to a (i) $0.7 million increase in repairs and maintenance including dredging costs of $0.5 million incurred at the Newark terminal, (ii) $0.2 million increase in labor costs, and (iii) $0.1 million increase in utilities, offset by a $0.1 million decrease in insurance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including reimbursements to affiliates, for the three months ended March 31, 2017 decreased $0.1 million, or 9%, compared to the three months ended March 31, 2016 primarily related to a decrease in equity based compensation due to restricted units becoming fully vested.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2017 increased $0.1 million, or 2%, compared to the three months ended March 31, 2016. This increase is primarily due to a (i) $0.3 million increase due to 2016 construction at the Mobile terminals, including $0.1 million related to two newly constructed tanks at the Blakeley Island terminal, and (ii) $0.2 million increase related to two newly constructed tanks at the North Little Rock terminal, offset by $0.4 million decrease due to assets that became fully depreciated at the Baton Rouge, Granite City and Galveston terminals in the first quarter of 2017.

Interest Expense. Interest expense consists primarily of commitment fees paid to maintain the Credit Facility and amortization of associated costs over the term of the facility. Interest expense remained unchanged at $0.2 million for each of the three months ended March 31, 2017 and March 31, 2016.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2017 increased slightly compared to the three months ended March 31, 2016. This increase was attributable to additional short-term investment positions held during the first quarter of 2017.

Gain on Investments and Other—Net. Gain on investments for the three months ended March 31, 2017 increased $0.2 million compared to the three months ended March 31, 2016, primarily due to an increase in the mark-to-market gain on investments.

Income Tax Expense. Income tax expense for the three months ended March 31, 2017 decreased slightly compared with the three months ended March 31, 2016.

Net Income. Net income for the three months ended March 31, 2017 decreased $0.1 million, or 1%, compared to the three months ended March 31, 2016.

Average Daily Terminal Throughput. Average daily terminal throughput for the three months ended March 31, 2017 increased 7 mbbls, or 5%, compared to the three months ended March 31, 2016 primarily as a result of increased throughput at the Jacksonville, Weirton and Mobile terminals, partially offset by decreased throughput at the Glenmont and Newark terminals.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net Income	$9,353	$9,422
Depreciation and amortization	6,026	5,909
Depreciation and amortization – CENEX joint venture	134	129
Provision for income taxes	35	49
Interest expense	207	207
Interest and dividend income	(72)	(56)
Equity based compensation expense	482	634
Gain (loss) on investments and other, net	(191)	(4)
Adjusted EBITDA	$15,974	$16,290

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash flows from operating activities	$16,030	$11,577
Changes in assets and liabilities that provided cash	10	4,211
Amortization of deferred financing costs	(46)	(46)
Income from CENEX joint venture	191	220
Distribution from CENEX joint venture	(480)	-
Depreciation and amortization – CENEX joint venture	134	129
Provision for income taxes	35	49
Interest expense	207	207
Interest and dividend income	(72)	(56)
Realized loss on investments and other – net	(35)	(1)
Adjusted EBITDA	$15,974	$16,290

Net cash used in investing activities	$(5,217)	$(5,352)
Net cash used in financing activities	$(10,458)	$(10,458)

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

The revolving credit facility contains covenants and conditions that, among other things, limit our ability to make cash distributions, incur indebtedness, create liens, make investments and enter into a merger or sale of substantially all of our assets. We are also subject to certain financial covenants, including a consolidated leverage ratio and an interest coverage ratio, and customary events of default under the revolving credit facility. We were in compliance with such covenants as of March 31, 2017.

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

For the three months ended March 31, 2017, our capital expenditures were $5.2 million. Our capital spending program is focused on expanding our existing terminals where sufficient demand exists for our services and maintaining our facilities. Capital expenditure plans are generally evaluated based on regulatory requirements, return on investment and estimated incremental cash flow. We develop annual capital spending plans based on historical trends for maintenance capital, plus identified projects for expansion, technology and revenue-generating capital. In addition to the annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results, and strategic fit.

Our capital expenditures for the periods indicated were as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Maintenance capital expenditures	$2,316	$1,673
Expansion capital expenditures	2,901	3,679
Total	$5,217	$5,352

The $2.9 million of expansion capital expenditures during the first three months of 2017, was primarily used to bring additional tanks into service at the Chickasaw and Blakeley Island terminals, including $2.3 million used to complete the construction of two additional tanks and a truck loading rack at the Blakeley Island terminal. During the quarter ended March 31, 2017, all capital expenditures were funded from operations.

We anticipate that maintenance capital expenditures will continue to be funded primarily with cash from operations. We may utilize external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, in addition to cash from operations to fund some of our future expansion capital expenditures.

Cash Flows

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$16,030	$11,577
Net cash used in investing activities	$(5,217)	$(5,352)
Net cash used in financing activities	$(10,458)	$(10,458)

Cash Flows From Operating Activities. Net cash flows from operating activities for the three months ended March 31, 2017 increased $4.5 million compared to the three months ended March 31, 2016. The increase was primarily attributable to a (i) $3.3 million increase in cash generated from working capital, including a $1.8 million increase in the change in amounts due to/from affiliate companies, (ii) $1.1 million increase in the change in prepaid insurance and (iii) $0.1 million increase in depreciation, offset by a (i) $0.2 million increase in the unrealized gain on marketable securities, (ii) $0.2 million decrease in the change in long-term deferred revenue and other liabilities, and (iii) $0.1 million decrease in equity based compensation.

Cash Flows From Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2017 decreased $0.1 million compared to the three months ended March 31, 2016 as a result of reduced capital expenditures.

Cash Flows From Financing Activities. Cash flows used in financing activities consist of distributions paid to our unitholders totaling $10.5 million for each of the three months ended March 31, 2017 and March 31, 2016.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of March 31, 2017 were as follows:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unrecorded contractual obligations:
Loan commitment fee	$833	$608	$225	$-	$-
Operating lease obligations	1,562	619	921	22	-
Total	$2,395	$1,227	$1,146	$22	$-

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

Existing Base Storage Contracts

Many of our terminal services agreements currently in effect, including the majority of Apex’s committed volume, are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. While a significant portion of our tankage may only be subject to a one-year commitment, historically many of our customers have continued to renew or expand their business. Our top ten customers have used our services for an average of more than nine years.

Terminal service agreements that account for an aggregate of 36% of our annualized expected revenues from base storage services fees for the year ending December 31, 2017 (from agreements that have not been terminated) have initial terms expiring in 2017 or are now in the evergreen renewal phase and could be terminated without penalty during 2017. These agreements include 5,000,000 barrels of tankage currently under contract with Apex and an aggregate of 289,000 barrels of tankage contracted under “spot” (month-to-month) agreements. There is no certainty that these contracts will be extended or that any extension or recontracting will result in the same level of revenue to the Partnership.

Apex has informed the Partnership that, in light of overall market conditions and Apex’s recent rate of utilization of its committed storage, Apex intends to terminate or renegotiate its contractual volumes at certain terminals. If Apex terminates its storage commitments with respect to one or more terminal facilities, there is no certainty that the Partnership will be able to recontract with third-party customers for the resulting unutilized tankage, especially at locations that have experienced reduced demand for terminaling services or increased supply of surrounding storage facilities. Moreover, the Partnership may not be able to secure similar volume commitments, comparable storage rates, or equivalent term lengths as those currently in effect with Apex. In April 2017, the terminal service agreement with Apex was amended to decrease the termination notice period from 120 to 75 days. Apex now has until June 1, 2017 to deliver to the Partnership a written notice that it desires to terminate or modify contract terms at any of the terminal facilities where its contracted volumes are in the evergreen renewal phase.

There is currently an aggregate of 1,661,000 barrels of unutilized storage capacity at our terminals, and we have received termination notices from third-party customers representing an additional 926,000 barrels that will become effective prior to the end of 2017. Although we hope to renegotiate with the customers who have terminated their agreements, there is no certainty as to the length of time that will be required to place this unutilized tankage under contract. Moreover, the Partnership may not be able to secure similar volume commitments, comparable storage rates, or equivalent term lengths as those historically realized.

The following table details the base storage services fees expected to be generated over the next five years ending December 31, 2021 based on remaining contract terms at March 31, 2017 excluding any consumer price index adjustments.

Year ending December 31,	Expected Revenue under Base Storage Contracts
(in thousands)
2017	$50,429
2018	37,465
2019	19,875
2020	12,181
2021	591

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

Entry of Competitors into the Markets in Which We Operate

The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our terminals operate. We believe, however, that significant barriers to entry exist in the refined products and crude oil terminaling and storage business, particularly for marine terminals. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites with comparable connectivity suitable for development. Despite these barriers, there has been significant new construction of residual fuel storage facilities along the Gulf Coast in recent years, which we believe may account for some of the unutilized storage capacity and reduced demand for long-term storage we have been experiencing at the Galveston terminal.

Economic Conditions

The condition of credit markets may adversely affect our liquidity. In the recent past, world financial markets experienced a severe reduction in the availability of credit, which could negatively affect us. We could experience a tightening of trade credit from our suppliers and our customers’ businesses may be affected by their access to credit.

Growth Opportunities

Our long-term strategy includes operating fee-based, qualifying income producing infrastructure assets throughout North America. Apex has indicated that it presently has no intention of pursuing future dropdown transactions due to current market conditions. We have also had difficulty consummating strategic asset acquisitions from third parties on commercially reasonable terms. Where supported by committed customer demand, we would expect to expand the storage capacity at our terminal facilities. Recent evidence of this strategy includes the construction of additional tanks at our North Little Rock terminal, which were placed in service in August 2016 and the construction of additional tanks at our Blakeley Island terminal, which were placed in service in January 2017. We are currently exploring the possibility of constructing two additional tanks, totaling approximately 160,000 barrels of additional capacity, and a new railspur at our Jacksonville terminal. If we continue to be unable to consummate acquisitions, or do not make acquisitions on economically acceptable terms, our future growth will be limited. It is possible that any acquisitions we do make will reduce, rather than increase, our cash available for distribution per unit.

Demand for Refined Products and Crude Oil

In the near term, we expect demand for refined products and crude oil to remain stable. Even if demand for refined products and crude oil decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this has been the result of several factors, including: (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with minimum payments based on available capacity and with multi-year terms; as more of our contracts convert to annual agreements, some of that mitigation is lost, and (ii) sharp decreases in demand for refined products and crude oil generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices. Despite being able to minimize the overall effects on our business, the prolonged period of depressed and relatively stagnant oil prices has impacted our ability to secure long-term storage contracts. If the uncertainty in the marketplace persists, we may experience more challenges in securing long-term, stable revenue streams, which may negatively impact our financial results.

Off-Balance Sheet Arrangements

Other than the unrecorded contractual obligations noted above, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of March 31, 2017, there have been no significant changes to our critical accounting policies and estimates disclosed in the Partnership’s 2016 Annual Report on Form 10-K.

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

Effective January 1, 2016 we entered into a profit-sharing agreement with Apex at one of our terminals. In addition to the base storage services fees, we receive a percentage of the profit Apex realizes on the stored product. The profit-sharing revenues received under this arrangement could be affected by changes in the commodity price as well as other market factors such as demand for the commodity. There was no profit-sharing revenue generated during the three-month periods ended March 31, 2017 and 2016.

In addition, our terminal services agreements with our storage customers are generally indexed to inflation and may contain fuel surcharge provisions designed to substantially mitigate our exposure to increases in fuel prices and the cost of other supplies used in our business.

At March 31, 2017, we did not have any borrowing under our revolving credit facility, which carries a variable rate. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.

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

Item 1A. Risk Factors.

Set forth below are certain risk factors related to the Proposed Transaction. In addition to the other information set forth in this report, you should carefully consider the risks set forth in Part 1, Item, 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Risks Relating to the Proposed Transaction

There can be no assurance that the Proposed Transaction will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed.

On April 3, 2017, the Board of Directors received a proposal from our Parent to acquire all of our common units that are not already owned by our Parent or its affiliates at a price of $16.80 per common unit. The proposal was referred to the Conflicts Committee. The Conflicts Committee, which is composed solely of independent directors of our General Partner, is considering the proposal pursuant to applicable procedures established in the Conflicts Committee’s charter. The proposal is subject to certain conditions, some of which are beyond our control and the control of our Parent and which may prevent, delay or otherwise materially and adversely affect completion of the Proposed Transaction. The proposal is also subject to the approval of the Board of Directors and the Conflicts Committee.

We cannot predict whether the terms of the proposal will be agreed upon and approved by the Board of Directors or the Conflicts Committee or whether the conditions to the consummation of the Proposed Transaction will be satisfied. We also cannot predict the timing, final structure and other terms of any potential transaction, and the terms of any such transaction may differ materially from the original proposal.

In addition, if a transaction is not agreed upon, approved and consummated for any reason, the current market price of our common units may be adversely affected, and a failure to agree upon, approve or consummate a transaction may result in a negative reaction from the investment community, which in turn may cause a decline in the market price of our common units.

We will incur substantial transaction-related costs in connection with the Proposed Transaction.

As a result of the Proposed Transaction, we expect to incur substantial non-recurring transaction related costs, including, but not limited to, fees paid to legal and financial advisers, filing fees and printing costs. A significant portion of these transaction costs will be incurred even if the transaction does not materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 to the Registration on Form S-1 (SEC File No. 333-189396) filed on June 17, 2013).
3.2	First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on August 20, 2013).
3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of World Point Terminals, LP (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K (SEC File No. 001-36049) filed on September 4, 2015).
10.1*	Amendment to Terminaling Services Agreement dated as of January 1, 2017 by and between Center Point Terminal Company, LLC and Apex Oil Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD POINT TERMINALS, LP

	By:	WPT GP, LLC, its General Partner

Date: May 9, 2017	By:	/s/ Jonathan Q. Affleck
Jonathan Q. Affleck
Vice President and Chief Financial Officer